Form 10QSB
period 1996-03-31
NETWORK CONNECTION INC
filed 1996-05-16
CIK 932088

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-QSB

                  QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1996

                           Commission File Number: 1-13760

                             THE NETWORK CONNECTION, INC.

                                1324 Union Hill Road
                              Alpharetta, Georgia 30201
                                    (770-751-0889)

      A Georgia Corporation                       IRS Employer ID No. 58-1712432

             Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value per share  Registered on The Nasdaq Stock Market
Common Stock Purchase Warrants           Registered on The Nasdaq Stock Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]  No [   ]


                         APPLICABLE ONLY TO CORPORATE ISSUERS

    As of April 30, 1996, the registrant had outstanding 2,777,360 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No  [ X ]

                                  TABLE OF CONTENTS



ITEM                                                                   PAGE(S)

                            PART I. FINANCIAL INFORMATION


1.  FINANCIAL STATEMENTS (Unaudited)

         Balance Sheet                 March 31, 1996                     3,4

         Statements of Operations      Three Months Ended March 31,
                                       1996 and 1995                      5

         Statements of Cash Flows      Three Months Ended March 31,
                                       1996 and 1995                      6

         Notes to Financial Statements March 31, 1996                     7,8


2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                          9,10,11


                             PART II.  OTHER INFORMATION

5.  Other Information                                                     12

6.  Exhibits and Reports on Form 8-K                                      12

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE NETWORK CONNECTION, INC.
BALANCE SHEET
(UNAUDITED)

                                                                 March 31,
                                                                    1996
                                                                    ----
ASSETS

Current assets:
Cash                                                             $311,017
Restricted cash                                                 1,000,000
Short-term investments                                          1,500,000
Accounts receivable, less allowance of $70,728                  1,620,488
Inventory                                                         721,100
Prepaid expenses                                                  193,986
                                                        ------------------
Total current assets                                            5,346,591

Property and equipment:
Land                                                               50,000
Building and improvements                                         503,288
Furniture, fixtures and equipment                                 989,524
Software                                                           26,125
Vehicles                                                           46,260
                                                        ------------------
                                                                1,615,197
Less accumulated depreciation                                    (461,535)
                                                        ------------------
                                                                1,153,662
Loan origination costs, net                                        45,000
Other assets, net                                                 163,793
                                                        ------------------
Total assets                                                   $6,709,046
                                                        ==================

THE NETWORK CONNECTION, INC.
BALANCE SHEET
(UNAUDITED)

                                                                 March 31,
                                                                    1996
                                                                    ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                            $485,216
Payable to shareholders                                            70,144
Current portion of long-term debt and capital
  lease obligations                                                48,895
                                                             -------------
Total current liabilities                                         604,255

Long-term debt, less current portion                              331,172
Obligations under capital leases,
  less current portion                                             38,112
                                                             -------------
                                                             -------------
Total liabilities                                                 973,539

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none
Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 2,750,000 shares                          2,750

Additional paid-in capital                                      7,538,370
Accumulated deficit                                            (1,805,613)
                                                             -------------
Total shareholders' equity                                      5,735,507
                                                             -------------
Total liabilities and shareholders' equity                     $6,709,046
                                                             =============

THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               Three Months   Three Months
                                                   Ended          Ended
                                                 March 31,      March 31,
                                               ------------   ------------
                                                    1996           1995
                                                    ----           ----
Revenues                                          $571,398     $1,051,988
Cost of revenues                                   380,387        686,945
                                               ------------   ------------
Gross profit                                       191,011        365,043

Selling, general and administrative                802,550        359,102
                                               ------------   ------------
Operating (loss) income                           (611,539)          5,941
Interest expense                                   (31,373)       (27,825)
Other income                                        10,909              0
                                               ------------   ------------
Net loss                                         ($632,003)      ($21,884)
                                               ============    ===========
Net loss per share                                  ($0.26)        ($0.02)
                                               ============    ===========

Shares used in per share calculation              2,470,000     1,347,354
                                               ============    ===========

THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               Three Months   Three Months
                                                   Ended          Ended
                                                 March 31,      March 31,
                                                   1996            1995
                                                   ----            ----
OPERATING ACTIVITIES
Net loss                                         ($632,003)      ($21,884)
Adjustments to reconcile net loss to net
cash used in operating activities
  Depreciation and amortization                     60,000         37,073
Changes in operating assets and liabilities:
  Accounts receivable                                 3,029      (244,073)
  Inventory                                          26,725        127,140
  Prepaid expenses and other assets              (134,659)        (67,061)
  Accounts payable and accrued expenses           (456,031)        71,375
                                              -------------    -----------
Net cash used in operating activities           (1,132,939)       (97,430)

INVESTING ACTIVITIES:
Purchase of property and equipment                (107,401)       (49,797)
Purchase of short-term investments              (1,500,000)              0
                                              -------------    -----------
Net cash (used in) provided by
investing activities                            (1,607,401)      (49,797)

FINANCING ACTIVITIES:
Proceeds from shareholder debt                            0        90,382
Proceeds from issuance of long-term debt                  0         23,349
Net proceeds from issuance of stock              3,040,001         40,000
Payment of long-term debt and capital
lease obligations                                  (16,089)        (6,504)
                                              -------------    -----------
Net cash provided by financing activities        3,023,912        147,227
                                              -------------    -----------
Net change in cash                                 283,572              0
Cash at  beginning of period                        27,445              0
                                              -------------    -----------
Cash at end of period                             $311,017             $0
                                              =============    ===========

THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-KSB.

FINANCIAL INSTRUMENTS

Cash, restricted cash and short-term investments are stated at cost plus accrued interest which approximates market value.

NET LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period. All share and per share data, except par value per share, have been retroactively adjusted to reflect the 1.1562894 for 1 stock split of the Company's common stock which occurred on March 7, 1995.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No, 123, "Accounting for Stock Based Compensation", ("SFAS 123") which requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method been applied. Because the Company has not determined which alternative it will elect in adoption of SFAS 123, the impact of adoption can not currently be determined. The pronouncement is effective for years beginning after December 15, 1995.

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121 ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which the Company is required to adopt in 1996. SFAS 121 requires that Long-Lived Assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) form an asset to be held and used in operations is less than the carrying value of the assets, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less cost to sell. In management's opinion, adoption of SFAS 121 will not have a material impact on the Company's financial position.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

PRIVATE PLACEMENT

In March 1996, the Company completed a Private Placement of 300,000 shares of its Common Stock under Regulation D of the Securities and Exchange Act of 1933. The transaction resulted in proceeds of $3.1 million for the Company.

STOCK OPTIONS

On March 15, 1996, the Company's Board of Directors adopted an increase to 700,000 shares, subject to shareholder approval, in the shares reserved for issuance pursuant to the 1994 Employee Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FISCAL QUARTER ENDED MARCH 31, 1996 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 1995

Revenues decreased 45.7% to $571,398 for the quarter ended March 31, 1996 from $1,051,988 for the quarter ended March 31, 1995. This decrease resulted from interrupted purchasing decisions and a delay in the approval of amending the Company's GSA contract to reflect new products within the federal government as a result of the budget impasse in late 1995. Additionally, more sales efforts were focused on larger system sales into niche markets of the Company's "turn-key" products (see below) which have longer sales cycles and contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 24 months. Sales backlog at March 31, 1996 was approximately $5.00 million. Prior to March 31, 1996, backlog was not significant as customers placed orders on an as-needed basis with delivery within 45 days of order placement. Because of variations in the timing of orders, delivery intervals, material availability, customer and product mix and delivery schedules, among other reasons, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

The Company introduced several new products in late fiscal 1995 which utilize its "Cheetah" high performance video servers. The new products in 1995 result from "turn-key" packaged solutions for (i) AirView, in the airline market, (ii) TrainView, in the rail transportation market and (iii) InnView, in the hospitality market. Research and development activities have been limited to these products which represent enhancements of the existing "Cheetah" server to meet the needs of specific applications. The Company anticipates that this type of activity, rather than new technology development, will continue into the foreseeable future as the Company's current product generations gain market acceptance and implementation.

Gross profit as a percentage of revenues decreased to 33.4% during the quarter ended March 31, 1996 as compared to 34.7% for the same period in 1995. This decrease was primarily due to a higher percentage of revenues generated during the 1996 quarter from resellers with a higher average discount than end users.

Selling, general and administrative expenses increased by approximately $443,000 to approximately $802,000 for the quarter ended March 31, 1996, from approximately $359,000 for the quarter ended March 31, 1995. This increase related primarily to (i) approximately $186,000 of additional marketing costs (including advertising, trade show, public relations, bidding and proposal and demonstration expenses); (ii) increased recurring costs of approximately $139,000 for a remote sales office in Virginia and employment of sales and marketing personnel and related payroll costs and; (iii) approximately $67,000 of expenses related to investor relations incurred during the quarter ended March 31, 1996 which were not incurred in the respective period in 1995. Management of the Company believes the investments in sales and marketing will result in increased revenues beginning in the third quarter of fiscal 1996.

The Company anticipates that it will continue to invest in its marketing and sales generation strategy (advertising, trade show, demonstration and proposal expenses and sales and marketing personnel with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performance.

Changes in interest expense are attributable to changes in average outstanding borrowings during the periods presented. Other income results from interest income on restricted cash and short-term securities.

LIQUIDITY AND CAPITAL RESOURCES; CERTAIN TRANSACTIONS

During the fiscal quarter ended March 31, 1996, the Company's cash increased $1.78 million principally due to the net proceeds from the issuance of common stock of $3.04 million, offset by cash used in operating activities of $1.13 million and the purchase of property and equipment of $107,401. The negative change in cash from operating activities primarily resulted from a net loss of $632,032, an increase of $134,659 in prepaid expenses and other assets due to trade show deposits and a down payment for the purchase of property which is currently being leased and a reduction in accounts payable of $.46 million to reduce overdue balances. The reduction in cash from operating activities was offset by depreciation and amortization of $60,000.

The Company's primary source of funds at March 31, 1996 consisted of $1.31 million in cash, $1.50 million in short-term securities and funds available under a $1.00 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which were restricted from use by the fact that they were pledged as collateral for the availability of the line of credit. The line of credit which expires May 1996 bears interest at an annual rate of 7.495%. At March 31, 1996, the Company had no borrowings outstanding under the line of credit.

Capital expenditures for the purchase of property and equipment for quarter ended March 31, 1996 were $107,401 and consisted primarily of equipment for expanding product demonstration and development capabilities. During 1996, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of March 31, 1996, in the aggregate amount of $.26 million, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property. On July 7, 1995, the Company entered into an agreement, to purchase land and a building in close proximity and of the same size and use as its primary operating facility for $.36 million. The building will be used to expand the Company's production and warehousing capacity in anticipation of increased revenue, and the building is currently partially occupied by the Company under a month to month lease. Such purchase is planned to be completed in May 1996 and is expected to be funded by mortgage financing with the property as collateral.

The Company has outstanding at March 31, 1996, 1,150,000 Redeemable Common Stock Purchase Warrants (the "Warrants") of the Company. Each Warrant entitles the registered holder thereof to purchase, at any time during the period commencing on May 11, 1995, one share of Common Stock at a price of $5.00 per share, subject to adjustment under certain circumstances, through May 11, 1998. The Warrants are not exercisable unless, at the time of exercise, the Company has a current prospectus covering the shares of Common Stock issuable upon exercise of the Warrants and such shares have been registered, qualified or deemed to be exempt under the securities laws of the states of residence of the exercising holders of the Warrants. Commencing after May 11, 1996, the Warrants are subject to redemption by the Company at $.25 per Warrant on 30 days' prior written notice if the closing bid price for the Company's Common Stock, as reported on The Nasdaq SmallCap Market ("Nasdaq"), or the closing sale price as reported on a national or regional securities exchange, as applicable, for 30 consecutive trading days ending within 10 days of the notice of redemption of the Warrants, averages in excess of $8.00. The Company is required to maintain an effective registration statement with respect to the Common Stock underlying the Warrants prior to redemption of the Warrants. Prior to May 11, 1996, the Warrants will not be redeemable by the Company without the written consent of Barron Chase Securities, Inc, the lead underwriter of it's initial public offering.

In March 1996, the Company completed a Private Placement of 300,000 shares of its Common Stock under Regulation D of the Securities and Exchange Act of 1933. The transaction resulted in proceeds of $3.1 million for the Company.

On March 15, 1996 the Company's Board of Directors authorized the Company to enter into a financial public relations and financial consulting agreement with Goodbody International Inc. ("Goodbody"), pursuant to which Goodbody's compensation under the contract would be a three (3) year warrant to acquire 50,000 shares of the Company's common stock at an exercise price of $15.00 per share, based upon a closing price of $18.00 per share on that date.

The Company believes that its working capital requirements will increase throughout 1996 and beyond. The Company believes that currently available cash, proceeds from the exercise of Warrants and funds generated from operations, if any, further expansion of terms with trade creditors and the existing line of credit will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1996 and thereafter will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, through strategic acquisitions or partnerships or through expansion of additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.

EFFECTS OF INFLATION

During the past two years, inflation has not been a material factor affecting the Company's business. However, the Company's manufacturing operations are subject to the effects of inflation to the extent that inflation may adversely affect its customers' borrowing rates and their availability of credit, which could directly and adversely affect customer equipment purchasing power.

SEASONALITY

The Company's results of operations are not significantly affected by seasonal factors. However, rapid changes in prices of computer components which could have a material affect on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticipated.

                             PART II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

    On April 29, 1996, Barbara Riner resigned as a member of the Board of Directors. Bryan Carr was appointed as member of the Board of Directors on April 29, 1996.

    On April 29, 1996, The Board of Directors also authorized an amendment to the Company's By-Laws, by adding new Articles X and XI thereto, in order to specifically make the provisions of the Georgia Business Corporation Code relating to fair price requirements with respect to the Common Stock and business combinations with interested stockholders applicable to the Company.
In the absence of By-law provisions such as those authorized by the Board, these provisions of the Georgia Business Corporation Code would be inapplicable to the Company. The fair price and business combination provisions of the Georgia Business Corporation Code might be viewed as having an anti-takeover effect.

    FAIR PRICE PROVISIONS. Article X of the By-Laws specifically provides that all of the provisions of Sections 14-2-1110 through 14-2-1113 are applicable to the Company. Essentially, these fair price provisions require any material transaction or series of transactions of the Company with or for the benefit of an interested stockholder or an affiliate thereof to be approved by all of the directors who are unaffiliated with the interested stockholder or by 2/3rds of such unaffiliated directors and the holders of a majority of the shares of the Company entitled to vote on such transaction or transactions, other than shares held by the interested stockholder. Under such provisions, an interested stockholder is generally the holder of 10% or more of the voting power of the outstanding voting shares of the Corporation. However, under the fair price provisions, the voting requirements discussed above will not apply if certain conditions designed to ensure the fairness of the transaction or transactions to be voted upon are satisfied.

    BUSINESS COMBINATIONS WITH INTERESTED STOCKHOLDERS. Article XI of the By-Laws specifically provides that all of the provisions of Sections 14-2-1110 through 14-2-1113 are applicable to the Company. These provisions generally prohibit the Company from entering into any material transaction with an interested stockholder (as defined above) for a period of five years after the stockholder became an interested stockholder. The provisions do not apply if the transaction was approved prior to the time that the stockholder became an interested stockholder or if the interested stockholder holds 90% or more of the Company's voting stock.

    In tandem or separately, these provisions impose restrictions on hostile takeover business transactions and present a meaningful deterrent to such hostile takeover activities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         On March 13, 1996, the Company filed a report on Form 8-K which announced the sale of an aggregate of 300,000 shares of it's common stock at $10.25 per share, subject to Securities Purchase Agreements dated February 22, 1996, to ten accredited investors.

                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE NETWORK CONNECTION, INC.
                                  (Registrant)


Date:  May 13, 1996               By: /s/ Wilbur Riner
                                 --------------------------------
                                  Wilbur Riner
                                  Chairman and Chief Executive Officer

                                 By: /s/ Bryan R. Carr
                                 --------------------------------
                                  Bryan R. Carr
                                  Chief Financial and Principal
                                  Accounting Officer