Form 10QSB
period 1996-06-30
NETWORK CONNECTION INC
filed 1996-08-20
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 dur ing the preceding 12 months, and (2) has been subject to such filing requirem
ents for the past 90 days.   Yes [ X ]  No [   ]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 1996, the registrant had outstanding 2,913,810 shares of its C ommon Stock.

Transitional Small Business Disclosure Format (Check One):   Yes [   ]  No
 [ X ]



TABLE OF CONTENTS



ITEM										PAGE(S)

PART I. FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS (Unaudited)

	Balance Sheet			June 30, 1996				3,4

	Statements of Operations		Three Months and Six Months Ended
 June 30, 1996 and 1995			5

Statements of Cash Flows		Three Months and Six Months Ended
				June 30, 1996 and 1995			6

Notes to Financial Statements	June 30, 1996				7


2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations 								8,9


PART II.  OTHER INFORMATION

5.  Other Information								10

6.  Exhibits and Reports on Form 8-K						10


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NETWORK CONNECTION, INC.
BALANCE SHEET (Unaudited)
							June 30,
							1996

ASSETS

Current assets:
Cash							$204,835
Restricted cash						1,000,000
Short-term investments					1,331,209
Accounts receivable, less allowance of $70,728 (Notes)	2,450,844
Inventory						734,380
Prepaid expenses						222,392
							------------------
Total current assets					5,943,660

Property and equipment:
Land							150,000
Building and improvements				801,070
Furniture, fixtures and equipment				1,043,302
Software						27,902
Vehicles							132,241
							------------------
							2,154,515
Less accumulated depreciation				(506,535)
							------------------
							1,647,980
Loan origination costs, net				30,000
Other assets, net						99,386
							------------------
Total assets						$7,721,026
							==========


THE NETWORK CONNECTION, INC.
BALANCE SHEET (Unaudited)

								June 30,
								1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses				$1,035,070
Payable to shareholders						70,144
Current portion of long-term debt and capital lease obligations	49,032
Borrowings under bank line of credit				164,000
								-------------
Total current liabilities						1,318,246

Long-term debt, less current portion				313,553
Obligations under capital leases, less current portion			38,112
								-------------
Total liabilities							1,669,911

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none
Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 2,913,810 shares 				2,913
 Additional paid-in capital						8,422,338
Accumulated deficit						(2,374,136)
								--------------
Total shareholders' equity 						6,051,115
								-------------
Total liabilities and shareholders' equity 				$7,721,026
								========


THE NETWORK CONNECTION, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended	Three Months Ended	Six Months Ended 	Six Months Ended
June 30,			June 30,			June 30,			June 30,
1996			1995			1996			1995

Revenues		$1,460,399	$811,268	$2,031,797	$1,863,256
Cost of revenues		1,045,321	510,382		1,425,708	1,197,327
			-----------------------------------------------------------------------------
Gross profit		415,078		300,886		606,089		665,929

Selling, general and administrative
			991,809		535,260		1,784,667	894,362
		--------------------	-------------------	-------------------	--------------
(loss) income
			(576,731)	(234,415)	(1,178,578)	(228,433)
Interest expense		(17,576)		(29,396)		(48,949)		(57,221)
Other income		25,784		12,355		27,000		12,355
		--------------------	-------------------	-------------------	-------------
- ------
Net loss			($568,523)	($251,415)	($1,200,527)	($273,299)
============
===========
===========
===========
Net loss per share	($0.20)		($0.13)		($0.45)		($0.17)
============
===========
===========
===========
Shares used in per share calculation
			2,838,263	1,898,082	2,654,132	1,624,952
============
===========
===========
===========

THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

				Six Months Ended	Six Months Ended
				June 30,			June 30,
				1996			1995

Operating activities
Net loss				($1,200,527)		($273,299)
Adjustments to reconcile net loss to net cash used
in operating activities
  Depreciation and amortization	90,000			71,668
Changes in operating assets and liabilities:
  Accounts receivable		(827,327)		(670,650)
  Inventory			13,445			(144,861)
  Prepaid expenses and other assets(68,658)			146,565
  Accounts payable and accrued expenses
				93,823			(518,424)
				-------------------		------------------
Net cash used in operating activities
				(1,899,244)		(1,388,981)
Investing activities:
Purchase of property and equipment(646,719)		 (156,320)
Purchase of short-term investments(1,331,209)		0
- -------------------
- ------------------
Net cash (used in) provided by investing activities
				(1,977,928)		(156,320)
Financing activities:
Proceeds from issuance of long-term debt
				0			113,017
Net proceeds from issuance of stock
				3,924,132		4,414,383
Proceeds from bank borrowings on line of credit
				164,000			0
Payment of long-term debt and capital lease obligations
				(33,570)			(47,761)
Payment of shareholder debt	0			(59,618)
- -------------------
- -------------------
Net cash provided by financing activities
				4,054,562		4,420,021
- -------------------
- -------------------
Net change in cash		177,390			2,874,720
Cash at  beginning of period	27,445			0
- -------------------
- -------------------
Cash at end of period		$204,835		$2,874,720
===========
===========


THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordanc e with generally accepted accounting principles for interim financial inform ation and with the instructions to Form 10-QSB. Accordingly, they do not inc lude all of the information and footnotes required by generally accepted acc ounting principles for complete financial statements. In the opinion of man agement, all adjustments (consisting of normal recurring accruals) considere d necessary for a fair presentation have been include

Net Loss Per Common Share

Net loss per common share has been computed by dividing net loss by the weigh ted average number of common shares outstanding during each period. All shar e and per share data, except par value per share, have been retroactively adj usted to reflect the 1.1562894 for 1 stock split of the Company's common sto ck which occurred on March 7, 1995.

Accounts Receivable

  All share and per share data, except par value per share, have been retroac tively adjusted to reflect the 1.1562894 for 1 stock split of the Company's c ommon stock which occurred on March 7, 1995.

Accounts Receivable

The Company's products are often used with other products in la rge complex projects. As a result, the Company may grant extended payment term s
, usually secured by irrevocable letters of credit, for certain sales. Accoun ts receivable at June 30, 1996 consisted of approximately $454,000 from sales to such customers with extended credit terms of up to 180 days based on the nature of the project. Additionally, $211,562 represent amounts due from sales type leas e agreements with equal monthly payments over the

Management's Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements a nd the reported amounts of revenues and expenses during the reporting periods
 .  Actual results could differ from those estimates.

Private Placement

On March 1, 1996, the Company completed a Private Placement of 300,000 shares of its Common Stock under Regulation D of the Securities and Exchange Act of 1933. The transaction resulted in proceeds of $3.1 million for the
Company.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10QSB that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties, including economic, competitive and technological factors affecting the Company's operations, markets, products, services and prices, as well as other specific factors discussed in the Company's filings with the Securities and Exchange Commission. These and other factors may cause actual results to differ materially from those anticip


Item 2. Management's Discussion and Analysis of Financial Condition and Result s of Operations

RESULTS OF OPERATIONS

Revenues increased 80% to $1.5 million for the quarter and 9% to $2.0 million for the six months ended June 30, 1996 from $811,268 and $1.9 million for the quarter and six months ended June 30, 1995, respectively. This increase primarily resulted from increased inteonnel and related payroll costs and;
 (iii) administrative expenses related to regulatory reporting and investor relations. Management of the Company believes the investments in sales and marketing will result in increased revenues and sales backlog beginning in the second half of fiscal 1996.

The Company anticipates that it will continue to invest in its marketing and sales generation strategy (advertising, trade show, demonstration and proposal expenses and sales and marketing personnel with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performan
ce.

Changes in interest expense are attributable to changes in average outstand ing borrowings during the periods presented. Other income results from interest income on restricted cash and short-term securities.

Liquidity and Capital Resources; Certain Transactions

s.

Liquidity and Capital Resources; Certain Transactions

During the six months ended June 30, 1996, the Company's cash increased $177,390 principally due to the net proceeds from the issuance of common stock of $3.92 million, offset by cash used in operating activities of $1.89 million and the purchase of short-term investments of $1.33 million and property and equipment of $646,719. The negative change in cash from operating acwith a higher average discount for demonstration and development systems and
 lower prices for the initial phase of orders from customers with multiple site deliveries over several months. Management of the Company

Selling, general and administrative expenses increased by $456,549 (85%) for the quarter and $890,305 (100%) for the six months ended June 30, 1996, as compared to the same 1995 periods. This increase related primarily to expenses, which were not incurred in the respective period in 1995 due to deficient working capital prior to its initial public offering of common stock in May of 1995, for additional (i) marketing costs (including advertising, trade show sales personnel and related payroll costs and;
(iii) administrative expenses related to regulatory reporting and investor relations. Management of the Company believes the investments in sales and marketing will result in increased revenues and sales backlog beginning in the second half of fiscal 1996.

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

Liquidity and Capital Resources; Certain Transactions

s.
roperty.

The Company has outstanding at June 30, 1996, 1,063,550 Redeemable Common Stock Purchase Warrants (the "Warrants") of the Company. Each Warrant entitles the registered holder thereof to purchase, at any time during the period commencing on May 11, 1995, one share of Common Stock at a price of $5.00 per share, subject to adjustment under certain circumstances, through May 11, 1998. The Warrants are not exercisable unless, at the time of exercise, the Company has a current prospectus covering the shares of C med to be exempt under the securities laws of the states of residence of the exercising holders of the Warrants. Commencing after May 11, 1996, the
 Warrants are subject to redemption by the Company at $.25 per Warrant on 30 days' prior written notice if the closing bid price for the Company's
Common Stock, as reported on The Nasdaq SmallCap Market ("Nasdaq"), or the closing sale price as reported on a national or regional securities exchange, as applicable, for 30 consecutive trading days ending within 10 d maintain an effective registration statement with respect to the Common
Stock underlying the Warrants prior to redemption of the Warrants.

In March 1996, the Company completed a Private Placement of 300,000 shares of its Common Stock under Regulation D of the Securities and Exchange Act of 1933. The transaction resulted in proceeds of $3.1 million for the Company.

On March 15, 1996 the Company's Board of Directors authorized the Company to enter into a financial public relations and financial consulting agreement with Goodbody International Inc. ("Goodbody"), pursuant to which Goodbody's compensation under the contract would be a three (3) year warrant to acquire
 50,000 shares of the Company's common stock at an exercise price of $15.00 per share. On June 19, 1996, the Board authorized an amendment of the agree ment with Goodbody to extend the term for service and as $12.00 for the common stock on that date.

The Company believes that its working capital requirements will increase throughout 1996 and beyond. The Company believes that currently available cash, proceeds from the exercise of Warrants and funds generated from operations, if any, further expansion of terms with trade creditors and the existing line of credit will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1996 and thereafter will depend in part on ontinued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, through strategic acquisitions or partnerships or through expansion of additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.

PART II.  OTHER INFORMATION


Item 5. Other Information

A Registration Statement filed by the Company on Form S-3 was declared effective by the Securities and Exchange Commission on August 6, 1996, pursuant to which Registration Statement the 350,000 shares of Common Stock was registered for selling stockholders.


Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits

		27.  Financial Data Schedule

(b)  Reports on Form 8-K

	On June 20, 1996, the Company filed a report on Form 8-K which announced the results of matters voted on at the Annual Meeting of Shareholders held on June 7, 1996.

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						THE NETWORK CONNECTION, INC.
							(Registrant)


Date:  August 19, 1996			By:__/s/ Wilbur Riner____________________
							Wilbur Riner
							Chairman and Chief Executive Officer

					By:__/s/ Bryan R. Carr________________________________
							Bryan R. Carr
							Chief Financial and Principal
Accounting Officer





8