Form 10QSB
period 1996-09-30
NETWORK CONNECTION INC
filed 1996-11-14
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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


APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 1996, the registrant had outstanding 3,024,210 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes [   ]  No  [
X ]



TABLE OF CONTENTS



ITEM
			PAGE(S)

PART I. FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS (Unaudited)

	Balance Sheet			September 30, 1996				3,4

	Statements of Operations		Three Months and Nine months
Ended September 30, 1996 and 1995			5

Statements of Cash Flows		Three Months and Nine months
Ended 				September 30, 1996 and 1995  	6

Notes to Financial Statements	September 30, 1996				7


2.  Management's Discussion and Analysis of Financial Condition and
Results  of Operations 				8,9


PART II.  OTHER INFORMATION

5.  Other Information									10

6.  Exhibits and Reports on Form 8-K							10



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NETWORK CONNECTION, INC.




BALANCE SHEET
(Unaudited)

September 30, 1996

ASSETS

Current assets:

Cash                                                                  $100,202
Restricted cash                                                      1,000,000
Short-term investments                                               1,337,472
Accounts receivable, less allowance of $70,728 (Notes)               3,144,883
Inventory                                                              654,618
Prepaid expenses                                                       241,324
                                                            ------------------
Total current assets                                                 6,478,499


Property and equipment:

Land                                                 150,000
Building and improvements                            805,348
Furniture, fixtures and equipment                  1,267,627
Software                                              30,637
Vehicles                                             133,106
                                          ------------------
                                                   2,386,718
Less accumulated depreciation                       (551,535)
                                           ------------------
                                                                     1,835,183
Loan origination costs, net                                             15,000
Other assets, net                                                       85,377
                                                            ------------------
Total assets                                                        $8,414,059
                                                                    ==========


THE NETWORK CONNECTION, INC.
BALANCE SHEET
(Unaudited)

September 30, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                                 $893,100
Payable to shareholders                                                 70,144
Current portion of long-term debt and capital lease obligations         49,033
Borrowings under bank line of credit                                   614,000
                                                          --------------------
Total current liabilities                                            1,626,277

Long-term debt, less current portion                                   230,372
Obligations under capital leases, less current portion                  33,990
                                                          --------------------
--------------------
Total liabilities                                                    1,890,639

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none
Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 3,024,210 shares                               3,024
Additional paid-in capital                                           9,207,202
Accumulated deficit                                                (2,686,806)
                                                          --------------------
Total shareholders' equity                                           6,523,420
                                                          --------------------
Total liabilities and shareholders' equity                          $8,414,059
                                                                   ===========


THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
September 30,		September 30,		September 30,		September 30,
1996			1995			1996			1995

Revenues
$1,830,312		$958,588 		$3,862,108		$2,821,844
Cost of revenues
1,255,773 		625,488			2,681,481		1,822,814
---------------------------------------
-------------------
-------------------
Gross profit
574,539 		333,100 		1,180,627		999,030

Selling, general and administrative
876,304 		782,026			2,660,970		1,667,421
--------------------
-------------------
-------------------
-------------------
Operating (loss) income
(301,765)		(448,926)		(1,480,343)		(668,391)
Interest expense
(48,011)		(29,665)		(101,331)		(103,521)
Other income
37,106			34,863			68,478			54,885
--------------------

-------------------
-------------------
-------------------
Net loss
($312,670)		($443,728)		($1,513,196)		($717,027)
============

===========
===========
===========
Net loss per share
($0.10)			($0.18)			($0.55)			($0.38)
============

===========
===========
===========

Shares used in per share calculation
2,982,043		2,450,000		2,763,435		1,898,479
============		===========		===========		===========


THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

					Nine months Ended	Nine months Ended
					September 30,		September 30,
					1996			1995

Operating activities
Net loss				($1,513,196)		($717,027)
Adjustments to reconcile net loss to net cash used
in operating activities
  Depreciation and amortization		180,000 		118,304
Changes in operating assets and liabilities:
  Accounts receivable			(1,521,366)		(882,943)
  Inventory				93,207			(284,348)
  Prepaid expenses and other assets	(103,581)		132,947
  Accounts payable and accrued expenses	(48,147)		(583,398)
-------------------

-------------------
Net cash used in operating activities	(2,913,083)		(2,216,465)

Investing activities:
Purchase of property and equipment	(878,922)		 (448,290)
Purchase of short-term investments	(1,337,472)			0
-------------------

-------------------
Net cash (used in) provided by investing activities
					(2,216,394)		(448,290)
Financing activities:
Proceeds from issuance of long-term debt	0		133,704
Net proceeds from issuance of stock	4,709,107		4,414,383
Proceeds from bank borrowings on line of credit
					614,000			707,000
Payment of long-term debt and capital lease obligations
					(120,873)		(60,076)
Payment of shareholder debt			0		(59,618)
-------------------

-------------------
Net cash provided by financing activities
					5,202,234		5,135,393

-------------------

-------------------
Net change in cash			72,757			2,470,638
Cash at  beginning of period		27,445				0
-------------------
-------------------
Cash at end of period			$100,202		$2,470,638
===========
===========

THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL
STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-
KSB.

Net Loss Per Common Share

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period. All share and per share data, except par value per share, have been retroactively adjusted to reflect the 1.1562894 for 1 stock split of the Company's common stock which occurred on March 7, 1995.

Accounts Receivable

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms, usually secured by irrevocable letters of credit, for certain sales. Accounts receivable at September 30, 1996 consisted of approximately $1,198,000 from sales to such customers with extended credit terms of up to 180 days based on the nature of the project. Additionally, $226,194 represent amounts due from sales type lease agreements with equal monthly payments over the next 8 to 13 months.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues increased 91% to $1.8 million for the quarter and 37% to $3.9 million for the nine months ended September 30, 1996 from $958,588 and $2.8 million for the quarter and nine months ended September 30, 1995, respectively. This increase primarily resulted from increased international sales through the Company's Korean reseller and initial sales to new strategic alliance partners. More sales efforts in 1996 were focused on larger system sales into niche markets of the Company's "turn-key" products (see below) which have longer sales cycles and contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 36 months. As a result, the Company received awards for long-term programs with substantial revenue opportunity if fully completed at the Korean Government School
Program ($15.0 million for 950 schools), Interactivo ($4.0 million for 80 hotels) and Allegis Systems, Ltd ($1.9 million for an AirView system)

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

Gross profit as a percentage of revenues decreased to 32% during the quarter and 31% for the nine months ended September 30, 1996 as compared to 35% and 35% for the same periods in 1995. This decrease was primarily due to a higher percentage of revenues generated during the 1996 periods from new resellers with a higher average discount for demonstration and development systems and lower prices for the initial phase of orders from customers with multiple site deliveries over several months. Management of the Company believes that gross margins will improve as revenues from these initial projects and sales from these new resellers increase.

Selling, general and administrative expenses increased by $94,278 (12%) for the quarter and $993,549 (60%) for the nine months ended September 30, 1996, as compared to the same 1995 periods. This increase related primarily to expenses, which were not incurred in the respective period in 1995 due to deficient working capital prior to its initial public offering of common stock in May of 1995, for additional (i) marketing costs (including advertising, trade show, public relations, bidding and proposal and demonstration expenses); (ii) recurring costs for a remote sales office in Virginia opened in July 1995 and employment of sales and marketing personnel and related payroll costs and; (iii) administrative expenses related to regulatory reporting and investor relations. Management of the Company believes the investments in sales and marketing will result in increased revenues and sales backlog for the remainder of fiscal 1996 and first half of 1997.

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

Liquidity and Capital Resources; Certain Transactions

During the nine months ended September 30, 1996, the Company's cash increased $72,757 principally due to the net proceeds from the issuance of common stock of $4.71 million and bank borrowings of $614,000 offset by cash used in operating activities of $2.91 million and the purchase of short-term investments of $1.34 million and property and equipment of $878,922.
The negative change in cash from operating activities primarily resulted from a net loss of $1.60 million and an increase of $1.52 million in accounts receivable, offset by a decrease in inventory of $93,207. The reduction in cash from operating activities was offset by depreciation and amortization of $180,000.

The Company's primary source of funds at September 30, 1996 consisted of $1.10 million in cash, $1.34 million in short-term securities and funds available under a $1.00 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which were restricted from use by the fact that they were pledged as collateral for the availability of the line of credit. The line of credit which expires May 1997 bears interest at an annual rate of 6.92%. At September 30, 1996, the Company had $614,000 borrowings outstanding under the line of credit.

Capital expenditures for the purchase of property and equipment for the nine months ended September 30, 1996 were $878,922 and consisted primarily of
(i) approximately $400,000 for land and a building which had previously been leased on a month to month basis to increase engineering, warehousing and production capacity in anticipation of increased revenues and: (ii) approximately $375,000 for the purchase of additional equipment in order to expand product demonstration and development capabilities. During 1996, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of September 30, 1996, in the aggregate amount of $230,372, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

The Company has outstanding at September 30, 1996, 1,051,550 Redeemable
Common Stock Purchase Warrants (the "Warrants") of the Company.  Each
Warrant entitles the registered holder thereof to purchase, at any time during the period commencing on May 11, 1995, one share of Common Stock at a price of $5.00 per share, subject to adjustment under certain circumstances, through May 11, 1998. The Warrants are not exercisable unless, at the time of exercise, the Company has a current prospectus covering the shares of Common Stock issuable upon exercise of the Warrants and such shares have been registered, qualified or deemed to be exempt under the securities laws of the states of residence of the exercising holders of the Warrants. Commencing after May 11, 1996, the Warrants are subject to redemption by the Company at $.25 per Warrant on 30 days' prior written notice if the closing bid price for the Company's Common Stock, as reported on The Nasdaq SmallCap Market ("Nasdaq"), or the closing sale price as reported on a national or regional securities exchange, as applicable, for 30 consecutive trading days ending within 10 days of the notice of redemption of the Warrants, averages in excess of $8.00. The Company is required to maintain an effective registration statement with respect to the Common Stock underlying the Warrants prior to redemption of the Warrants.

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

	None

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						THE NETWORK
CONNECTION, INC.
							(Registrant)


Date:  November 13, 1996			By:__/s/ Wilbur
Riner________________________________
							Wilbur Riner
							Chairman and
Chief Executive Officer

					By:__/s/ Bryan R.
Carr________________________________
							Bryan R. Carr
							Chief Financial
and Principal
Accounting
Officer