Form 10KSB
period 1996-12-31
NETWORK CONNECTION INC
filed 1997-04-15
CIK 932088

SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

Commission File Number: 1-13760

THE NETWORK CONNECTION, INC.

1324 Union Hill Road
Alpharetta, Georgia 30201
(770-751-0889)

A Georgia Corporation	IRS Employer ID No. 58-1712432

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value per share	Registered on The Nasdaq
Stock Market
Common Stock Purchase Warrants	Registered on The Nasdaq Stock
Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment of this Form 10-KSB.   [    ]


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on April 1, 1997, in the over-the-counter market as reported by The Nasdaq SmallCap Market, was approximately $11.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 1997, the registrant had outstanding 3,419,304 shares of its Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I


Item 1.   Business

GLOSSARY

	Superserver - a network computer designed to provide local area networks with the performance, availability, scalability and upgradability characteristic of mainframes and minicomputers, as well as the compatibility of a PC; superservers reduce the input/output bottlenecks and performance degradation typically associated with PC-based servers attempting to perform multiple tasks concurrently using a single microprocessor.

	Compatibility - also called openness; supports industry-standard network operating systems, applications and application development tools, and network connectivity products;
non-proprietary.

	Local Area Network or LAN - a network or connected group of computers or workstations located within the confines of a single physical structure or related group of structures, all the members of which group are in close proximity to each other.

	Performance - a level of compute power, data I/O and communication capability comparable to that provided by mainframes and minicomputers; meets the requirements of large numbers of users running compute and I/O- intensive applications and high-speed communication functions.

	Availability - providing the reliability, data integrity and recoverability features required for business-critical applications; providing reliability features that increase the mean-time between failures and promote the continuing operation of the superserver after failure; offering data integrity features that protect against data loss or corruption during system operation; and incorporating recoverability features to facilitate recovery when a stoppage does occur.

	Scalability - also called expandability; the ability to maintain rapid response time to each client as the number of concurrent clients or applications increases; supported in the field through the incorporation of an additional central processing unit subsystem, main memory chips, mass storage and other subsystems, such as network interface cards; scalability extends the superserver's useful life and protects the end user's initial investment.

	Upgradability - the ability to replace subsystems and disk drives economically, within superserver product generations, with higher performance products that either are available today or become available in the future, without requiring alteration of the superserver's network operating system, application software or other hardware.

	Wide Area Network or WAN - a network of computers or workstations the individual members of which are geographically dispersed and generally interconnected through the facilities of a common carrier telecommunications system.


General

	The Company designs, manufactures and distributes computer networking products and systems, including high performance superservers and workstations, which provide users with video on demand applications and support and full motion digital video, imaging and other multimedia processes. The Company's networking products are used in connection with employee training, academic, telecommunications, entertainment and other industry applications.
Video on demand permits new ways to employ video as an instructional, entertaining and communications medium over existing computer networks. Each user is given the ability to call-up video content as needed, without affecting any other network participant's requirements on the system, and without requiring any other system participant simultaneously to view the same content.

	The Company was originally incorporated in 1986 to distribute computer network products as a value added distributor ("VAD") of such products. Although its principal business continued as a VAD, in 1987 the Company made a strategic shift in its business operations by moving away from the distribution of products manufactured by others and to seek to become principally a manufacturer of its own superserver and workstation products. This shift resulted from changing trends in the computer industry, which included increased profit margin pressures on VADs due to the perception that VADs were offering simple commodities rather than value added products for sale to their customers.

	The Company's products are sold under the name TRIUMPH, and are based upon non-proprietary PC hardware standards and utilize standard major components and subsystems in order to provide flexibility and reliability. The Company's products are designed to be compatible with industry standard network operating systems, such as Novell
NetWare, Microsoft LAN Manager, Windows NT, OS2, UNIX (SCO,
SVR4, MPX) and new network operating systems as they become available. Product design allows compatibility with most applications running in such network environments, and enables TRIUMPH superserver systems to operate efficiently as servers and work stations for groups of interconnected PCs arranged in LANs and WANs. The
Company currently distributes its products worldwide principally through its own internal sales force and strategic resellers.

Background and Industry

	During the 1980s, personal computers played an increasingly significant role in the workplace. The need of PC users to share files, applications and peripherals, such as printers, has resulted in the widespread proliferation of LANs. Each LAN requires a network operating system to function. This need is being filled by such products as Microsoft Windows NT, Novell NetWare, Microsoft LAN Manager,
SCO UNIX and Banyan VINES, among others. Each LAN also requires a computer to manage its operations. In simple LANs, a dedicated personal computer acts as the LAN's "server." Larger LANs have employed high-end PCs, such as the Compaq SystemPro, to act as servers.

	The number, size and complexity of LANs have increased dramatically in recent years. New LANs are being developed that support a greater number of users than in the past, and groups of smaller LANs are being replaced by single, larger LANs. In addition, multiple LANs are being internetworked to form WANs. More sophisticated tasks, such as document and image processing, employee training, academic teaching, medical diagnostic services and multimedia publishing and broadcasting editing are increasingly being implemented on LANs. Some applications, such as groupware (e.g., Lotus' Notes and electronic mail), are implemented only on networks. In addition, companies such as Oracle Systems Corporation, Informix Corporation, Sybase, Inc. and Centura Software have recently introduced network versions of sophisticated database management applications that have traditionally been run on mainframes or minicomputers.

	Large organizations with multiple sites are creating enterprise-wide networks to more fully integrate their various geographic locations. In this regard, enterprises are interconnecting their multiple LANs, WANs, digital satellite communication channels, mainframes, minicomputers and other computing resources to facilitate communication and information sharing within the organization.
Innovations such as multi-protocol routing, LAN-to-mainframe gateway software and network management products are facilitating such interconnectivity. The Company believes that these communication functions will increasingly be executed on network servers.

	As organizations migrate toward enterprise networking, superservers that perform more complex and business-critical tasks will be required. Although PCs have adequately addressed simple file serving, even high-end PCs do not have the required performance and input/output ("I/O") capability to meet the needs of large and complex networks efficiently. In addition, as business-critical applications and communication functions are increasingly implemented on the network, network servers need to offer the availability, scalability and upgradability that are characteristic of mainframes and minicomputers.

	One of the developing distribution functions that is increasingly being demanded for LAN processing is video display and information distribution. Video technology requires amounts of information (e.g., data per second) to be available and distributed which is in excess of that required by other applications, such as word processing, even when that information is technologically compressed. Available hard disk storage and network bandwidth is consumed by video information at far faster rates than by other types of processed data. Furthermore, to meet the demands of current applications video information also must be provided continuously and smoothly to multiple users simultaneously. Thus, the current challenge for manufacturers and distributors of superservers is to create a cost effective, standardized product to satisfy the demands of a marketplace for video/multimedia network equipment and software that Management of the Company expects will experience rapid growth in the next three years.

	The Company believes that mainframes and minicomputers are too costly a means for satisfactory service of this emerging market, and their proprietary architectures are generally incompatible with the PC networks which are increasingly used for information processing in today's more decentralized business environment. Thus, as networks increase in size and complexity and as business-critical applications and communication functions are increasingly implemented on networks, a need is emerging for servers both designed specifically for the demands of this new enterprise, and video/multimedia, networking environment, and made available as a cost-effective means for distributing the required information.

The Network Connection Solution

	In 1987, the Company first introduced the initial entry of its TRIUMPH family of superservers, which is designed to provide the compatibility, performance, availability, scalability and upgradability necessary for sophisticated networks. The Company believes that its superservers contain the following features.

		Compatibility

	The TRIUMPH family is based upon PC hardware standards and is designed to be compatible with industry standard network operating systems, such as Windows NT, Novell NetWare, Microsoft
LAN Manager, SCO UNIX and Banyan VINES, and with new network operating systems as they become available. In addition, the Company's products are designed to be compatible with applications designed to run in such network environments. TRIUMPH superserver use of common
PC "interfaces" (e.g., products utilized to increase system functionality in terms of system power and/or special or additional features availability), such as the Small Computer System Interface ("SCSI"), and its employment of Peripheral Component Interconnect (PCI) and
Extended Industry Standard Architecture ("EISA"), also enables the
Company's products to connect with hardware produced by third-party vendors. The TRIUMPH superserver also provides for ease of support of a wide range of network connectivity standards.

		Performance

	The TRIUMPH architecture consists of independent subsystems interfaced by a high-speed multiprocessor connection system. This architecture is designed to reduce the I/O bottlenecks and performance degradation typically associated with PC- based servers attempting to perform multiple tasks concurrently with a single microprocessor. The TRIUMPH open systems architecture and RAID ("redundant array of independent disks") technology incorporates the fault tolerance and high throughput necessary to provide simultaneous services, such as video-on-demand, LAN-based video training, and database/file imaging and printing. In addition, as the TRIUMPH superservers can provide video/multimedia systems encompassing voice or sound, pictorial and graphic, live or recorded, and touch technologies, the Company believes that easy access to information in a "user friendly" environment is made available. In this respect, the TRIUMPH architecture is designed to provide features found in mainframes and minicomputers at a significantly lower cost. A single TRIUMPH superserver may often be used to replace multiple high-end PCs acting as LAN servers. Returning these high- end PCs to the desktop to perform other tasks reduces the effective cost of the TRIUMPH superserver.

		Availability

	The TRIUMPH architecture is designed to permit systems to be configured to provide the high level of availability required for business-critical applications through reliability, data integrity and recoverability features. Reliability features available for certain TRIUMPH models include power supply and other key module redundancy to promote continued system operation, cooling system redundancy to protect against premature component failure and disk mirroring and automatic disk backup by providing an ability to replace hard disks during system operation without interruption. The TRIUMPH data integrity features minimize the potential for data loss during system operation and, in addition to the disk backup features described above, include data parity checking to enhance data integrity. Recoverability features facilitate recovery when a stoppage does occur and include subsystems which permit remote diagnostics subsystems for TRIUMPH superservers running Novell NetWare and Microsoft NT Advanced
Server.

		Scalability

	The TRIUMPH platform is configurable to meet the less demanding requirements of simpler LAN applications and may subsequently be scaled up in the field as the user enlarges its network or implements more sophisticated applications. An additional Intelligent I/O Processor subsystem, an additional Central Processing Unit ("CPU") subsystem, components such as memory chips and disk drives, and PCI/EISA- compatible subsystems such as network interface cards, may be added.

		Upgradability

	The TRIUMPH superserver subsystems and disk drives may be replaced economically in the field with higher performance products that either are available today or, presumably become available in the future, without requiring alteration of the network operating system, application software or other hardware.

Product Strategy

	The Company is implementing certain technology, product, distribution and manufacturing strategies to effectuate the Network Connection Solution.

Technology and Product Strategy

		Support Popular Network Operating Systems

	The Company intends to support new releases of popular network operating systems that it currently supports as they become available. The Company also intends to support additional network operating systems as their popularity increases. The TRIUMPH superserver open architecture and compatibility features permit ease of support. In addition, Windows NT takes advantage of the TRIUMPH superserver shared memory architecture, as does SCO UNIX (and presumably as will other multi-processing network operating systems as they become available).

		Develop Higher Performance Superservers While
Maintaining Compatibility

	The Company's principal technological challenge with respect to the development of its TRIUMPH family of superservers was to simultaneously deliver high performance and compatibility with existing PC hardware and software standards. The Company intends to continue improving the performance of its superservers while maintaining compatibility with popular network operating systems and hardware interfaces.

		Offer Broad Product Line

	The scalability of TRIUMPH superservers increases the desirability of these products from the perspective of a user who currently has a simple LAN that is anticipated to grow or to support new, more sophisticated applications. As a result, the Company believes that it is important to offer a base configuration product at a relatively low price point to induce these users to purchase the next level TRIUMPH superserver in anticipation of scaling up as network demands increase (e.g., video/multimedia). On the other hand, users with sophisticated applications or complex LANs typically require superservers configured with faster microprocessors and other higher performance subsystems
(e.g., video and other multimedia accessibility). Therefore, the Company also offers higher performance TRIUMPH superservers at higher price points. In 1995, the Company introduced, hardware, software and services packaged as complete value added system solutions for the travel and transportation commercial markets. See Turnkey Packaging below.

		Turnkey Packaging

	Sales of the Company's TRIUMPH superservers are made increasingly as "turnkey" systems. The Company sells its products as a complete solution to a customer's needs, rather than as only a "finger in the dike" or a niche filler. In 1995, the Company introduced, hardware, software and services packaged as complete value added system solutions for the travel and transportation commercial markets: (i) AirView an in-flight interactive entertainment and cabin management system mounted in individual airline seats, (ii) TrainView an in-transit interactive entertainment and railcar management system mounted in individual railcar seats and (iii) InnView an in-room interactive entertainment system for the hotel hospitality market and (iv)
CruiseView an in-room interactive entertainment system for the cruise ship market. This sales trend is expected to continue, and even to accelerate, as video/multimedia superserver equipment become more and more of a commodity.

Distribution Strategy


		Leverage Existing Distribution Channels

	The Company intends to continue to direct and operate its internal sales force primarily from its Georgia headquarters as its principal means of product distribution sales. However, in the future it plans to increase the number of such sales personnel and to augment the scope of their responsibilities to include opening remote sales offices and new, strategic channels of distribution outlined below. Since 1995, the Company has established external employee sales representation in Virginia and Singapore.

		Create International Distribution

	The Company believes that foreign countries offer significant potential markets for its products due to increasing worldwide demand for complex networking solutions. Approximately 38% of the Companys revenues for fiscal 1996 were derived from sales of its products in foreign countries. The Company is not assured of success in its international distribution efforts; however, those efforts will be intensified. Management believes that foreign purchasers are more receptive than domestic purchasers to new "United States" technologies, for fear of being left behind. At the same time international customers have grown accustomed to higher relative prices for new American technologies.

		Establish Relationships with Independent Vendors

	The Company is developing relationships with independent vendors that encourage their customers to purchase the Company's systems in conjunction with their products on the basis that overall system performance and value will be enhanced. In 1996, the Company entered into a worldwide distribution agreement with Siemens A.G. (Siemens) for TrainView and InnView in the rail and hotel marketplace and a non-binding memorandum of agreement to define a cooperative business relationship with Lockheed Martin Display Systems (LMDS) for AirView in the airline market. Additionally the Company entered into an OEM agreement with Advanced Telecommunications Module, Inc
(ATML) for the Cheetah server packaged with asynchronous transfer mode (ATM) switching to be used in Intranet applications worldwide. Approximately 14% of the Companys revenues for 1996 were derived form this OEM relationship. The Company intends to leverage these and other similar relationships to enhance its ability to target application specific end users.

Manufacturing Strategy

		Subsystem Manufacturing

	The Company believes that one of its significant strengths is its hardware architecture development expertise.
Nevertheless, the Company does not at this time subcontract the manufacture, assembly and test function of printed circuit boards or the assembly of mechanical components. The Company does subcontract the manufacture of cabinets for its products. In the future, as production levels and product sales increase, the Company may subcontract to third parties, such as Allied Signal and Siemens, the manufacture, assembly and test functions that it currently performs for particular product offerings.

		Subcontract Higher Level Manufacturing

	Based upon successful teaming relationships with respect to the development and sale of its AirView and TrainView products, the Company has plans to develop manufacturing relationships with LMDS for AirView and Siemens for TrainView in order to permit performance of higher level system manufacturing, integration and test functions for its current generation of products. Such arrangements, if effected, would enable the Company to manufacture its next generation superservers (if developed) in its existing facility, thereby avoiding the need to provide for additional manufacturing capacity, if required.

Technology

	The Company believes that the TRIUMPH architecture allows its products to provide the performance and availability advantages of a mainframe without sacrificing compatibility with PC hardware and software standards. This architecture consists of independent subsystems interfaced by the Company's high-speed system Bus. These subsystems include: the Company's proprietary TRIUMPH RAID Accelerated
Controller ("TRAC"), an Intel Pentium-based Intelligent Input/Output Processor subsystem; the Intel Pentium-based CPU subsystem; the PCI/EISA Bus subsystem; and the main memory subsystem. These subsystems operate independently and thus reduce the I/O bottlenecks and performance degradation typically associated with PC-based servers attempting to perform multiple tasks concurrently using a single microprocessor.

 Network Operating System Compatibility Features. Network operating systems are designed to work with architectures that incorporate industry standard connection features. When a server design features an architecture that does not incorporate such industry standards, the server manufacturer must modify the network operating systems utilized in order for it to work with its nonstandard architecture. Generally, the time, expense and knowledge necessary to complete these modifications limit the number of network operating systems supported by these proprietary servers and restrict their ability to respond quickly to new NOS releases. The TRIUMPH superserver open architecture is compatible with the basic I/O system that allows computer hardware to connect to a network operating system. This enables the TRIUMPH superserver to support any network operating systems with the relatively simple addition of drivers specific to that network operating system. TRIUMPH superservers are, therefore, compatible with leading network operating systems such as Windows NT, Novell NetWare, Microsoft LAN Manager, SCO UNIX and Banyan VINES. The Company's products are also designed to be compatible with new network operating systems as they become available.

 Application Compatibility Features. The TRIUMPH superserver open architecture permits applications written for use with the network operating systems supported by the Company to run unmodified.
TRIUMPH superservers, therefore, support applications that require both network operating systems and basic I/O system compatibility.

 Hardware Interface Protocols. Each TRIUMPH subsystem provides hardware compatibility by supporting industry standard interfaces with simple software drivers. The TRAC subsystem offers SCSI compatibility, the CPU subsystem offers Intel compatibility and the Bus subsystem offers PCI/EISA compatibility. SCSI peripherals, network interface cards or other subsystems designed by third parties that incorporate technological advances in any of these standards-based product areas may be added easily to TRIUMPH superservers.

 Intelligent I/0 Processor Subsystem. The TRAC subsystem includes an Intel processor, which is dedicated to managing mass storage and consequently relieves the main CPU of that task and improves overall system performance. With the TRAC, data is accessed from the disk drives and is more easily and economically (in terms of bandwidth usage) available to the CPU and main memory. Each TRAC contains two SCSI channels, each of which is capable of supporting up to seven fast SCSI disk drives or other SCSI peripherals, including third-party disk arrays, tape backup units, printers and CD-ROM drives. Up to two TRACs can be configured in a TRIUMPH superserver, allowing a maximum of 35
SCSI peripherals per system.

	The TRAC also incorporates RAID technology at the output and input levels to help protect the system from data loss. This technology, which is commonly referred to as data striping and disk mirroring, also improves system performance by reducing data transfer and access times from disk drives.

 Central Processing Unit Subsystem. The CPU subsystem runs the NOS and applications in client-server environments. The CPUoffers complete Intel compatibility. Each subsystem may be upgraded with a CPU that incorporates a microprocessor operating at a higher clock speed.

 Availability Features. The TRIUMPH superserver's architecture is designed to permit systems to be configured to provide the high level of availability required for business- critical applications through reliability, data integrity and recoverability features. Reliability features available for certain TRIUMPH models include power supply and other key module redundancy to promote continued system operation, cooling system redundancy to protect against premature component failure and disk mirroring and automatic disk backup through duplexing and hot sparing supported at the hardware level. The TRIUMPH superserver data integrity features minimize the potential for data loss during system operation and, in addition to the disk backup features described above, include data parity checking to enhance data integrity. Recoverability features facilitate recovery when a stoppage does occur and include systems providing a remote diagnostics subsystem for TRIUMPH superservers running Novell NetWare.

Products

	The current TRIUMPH product line consists of: the Cheetah Enterprise Video File Server, the M2 Enterprise File Server, the TNX Large Workgroup File Server, the T4000 Small Workgroup File Server, the T300 and T5000 high end network work stations, and the TNX/C Video File Encoder.

	The following lists the basic features of each model in the Company's current generation of TRIUMPH products:




VIDEO SERVERS

 Cheetah? Enterprise Video File Server. The Cheetah? or MV2 has the same capabilities as the M2 Enterprise File Server (see below), except that it contains certain configuration enhancements that allow for the support of video applications across entire networks. It is designed to serve up to 300 simultaneous video users per single system and can be rack mounted to achieve up to 336 gigabytes of disk storage. The Cheetah? sells for between $70,000 to $500,000 per system, depending upon functions and configurations required.

 Cheetah? Large Workgroup Video File Server. The video capable version of the TNX is very similar to Cheetah? described above, but with reduced work station service capacity and reduced disk storage capabilities. This product sells for between $25,000 to $50,000 per system, depending upon functions and configurations required.

FILE SERVERS

 M2 Enterprise File Server. The Company's top-level non-video file server, it is designed to serve over 1000 work stations. The M2 may contain up to six CPUs and has a disk storage capacity of up to 100 gigabytes. This system contains an enhanced cooling system and RAID 5 and multiple power supplies for support of its large disk hard drive capacity. The M2 sells for between $30,000 and $150,000 per system, depending upon functions and configurations required.

 TNX Large Workgroup File Server. The Company's mid-level file server, it is designed to serve between 40-100 work stations. The TNX may contain up to 6 processors and has a disk capacity of between 12-16 gigabytes. This system may or may not contain disk redundancy features depending upon the needs of the particular customer. The TNX sells for between $8,000 and $30,000 per system, depending upon functions and configurations required.

 T4000 Small Workgroup File Server. The Company's entry level file server, it is designed as a "commodity" product to serve 10-20 work stations. It contains a single CPU processor and has a small disk capacity (between 4-8 gigabytes). This system may or may not contain disk redundancy features depending upon the needs of the particular customer. The T4000 sells for between $4,000 and $10,000 per system, depending upon functions and configurations required.

WORK STATIONS

 T3000. An entry level network work station, includes the capability of providing normal office automation, graphics and word processing. The T3000 sells for between $900 and $4,000, depending upon functions and configuration required.

 T5000. A high end, engineering work station, with single or multiple processor configurations, designed for a range of desktop applications; including - computer aided design, graphics, mathematical applications and computer modeling. The T5000 sells for between $3,000 and $10,000, depending upon functions and configurations required.

OTHER PRODUCTS

 TNX-C Encoder. The TNX-C is a real-time, networked Motion Pictures Export Group (MPEG) encoder impression station. It converts analog video data to digital files when conjoined with either of the Company's video file servers. All encoded files are compressed and able to run throughout an associated network at 30 frames per second and near broadcast quality. It sells for $49,000.


TURN-KEY PACKAGED SOLUTIONS

AirView. An in-flight interactive entertainment and cabin management system mounted in individual airline seats.

TrainView. An in-transit interactive entertainment and railcar management system mounted in individual railcar seats.

InnView.   An in-room interactive entertainment system for the hotel
hospitality market.

CruiseView   An in-room interactive entertainment system for the cruise ship market.

End Users

	The Company's products are sold to end users in a wide range of industries. Customers that have purchased the Company's products are financial institutions, health care companies, academic institutions, communications/broadcasting companies, governmental agencies and other bureaucracies, entertainment providers and end-users operating in various other industries.

	In late 1995, the Company began offering its interactive video-on-demand (IVOD) systems to commercial airlines (AirView), rail companies (TrainView) and related aircraft and railcar manufacturers, and hotels (InnView) and in 1996 introduced
CruiseView to cruise ship operators. The systems are designed to deliver VHS-quality video material to travelers using seat back displays, or to displays in hotel or cruise ship rooms, and include a file server which can support up to 300 simultaneous users and with disk drives that can store up to 700 hours of video content. Only one order for AirView, delivered to the United States Air Force, 417th Squadron, has been received to date. The Company has not yet received any firm orders for TrainView or CruiseView systems. The Company currently has responded to major requests for proposal and is in various stages of negotiation for CruiseView, InnView, AirView and TrainView systems with multi-year deliveries from some of the worlds largest travel related companies. There can be no assurance however, that the Company will successfully negotiate definitive agreements for the purchase of these systems.

	In 1996, three customers of the Company accounted for greater than 10% of total sales. The United States government (encompassed by aggregated sales to several federal agencies and United States government controlled bureaucracies), Conhan Ltd. and ATML, accounted for approximately 15%, 38% and 14%, respectively, of the Company's total sales during that period. The Company believes that its sales to the United States government, as well as to state governments and their agencies which make purchases in accordance with federal Government Services Administration ("GSA") guidelines, will continue to grow. The Company is on the GSA list of qualified vendors and descriptions of the Company's superserver products have been recently included as the required design specifications identified in federal government request for proposals distributed to potential vendors.

Backlog

	The Company does not have significant backlog because it is able to manufacture and deliver products generally within only 45 days of order receipt and it has no long-term contracts to supply products to customers (but rather manufactures and sells products on the basis of individual purchase orders as and when received). The Company cannot determine when customer orders will be received, and to date all of the Company's customers have ordered products on an as-needed basis. As a result, backlog at the beginning of a quarter may not represent a significant percentage of the products anticipated to be sold in that quarter. Quarterly revenues and operating results, therefore, depend on the volume and timing of bookings received during the quarter, which are difficult to forecast. As a result, the Company's Management does not consider order backlog at this time a significant indicator of the Company's future revenues. However, as significant orders under long-term contracts, if any, are placed for the Companys turn-key packaged systems, backlog will become a significant indicator of future revenues.

Sales and Distribution

	The Company currently distributes its products principally through the efforts of its internal direct sales force and to a much lesser extent through independent sales representatives. In the future the Company intends to offer its products through an augmented internal sales force. The Company also distributes its superserver products through a select group of network-oriented resellers, including VADs and system integrators, OEMs and international distributors. The Company recently entered into distribution agreements with distributors of computer equipment in South Africa, South Korea, Austria, United Arab Emirates, Thailand and Brazil and is currently negotiating for distribution of its products with companies in Japan, Singapore, Hong Kong, Australia, Sweden, France and the United Kingdom. Currently, the
Company's principal means of conducting its sales effort internationally is through trade show attendance, holding end-user seminars to demonstrate Company products, internal and a limited amount of customer on site demonstrations of product use (solely for superserver products), print advertising in trade publications and telemarketing. The Company will continue and accelerate these marketing efforts. (See Distribution Strategy)

	The Company is also attempting to develop relationships with software and other product vendor "partners" capable of encouraging their customers to purchase the Company's systems in conjunction with their own products on the basis that overall system or product performance will be enhanced (see Distribution Strategy). The
Company would assist these partner-vendors by determining the configuration of the Companys products that will deliver optimal performance along with the partner-vendor's products. In 1996, the Company entered into a worldwide distribution agreement with Siemens A.G. for TrainView and InnView in the rail and hotel marketplace and a non-binding memorandum of agreement to define a cooperative business relationship with Lockheed Martin Display Systems for AirView in the airline market. Additionally the Company entered into an OEM agreement with Advanced Telecommunications Module, Inc for the Cheetah server packaged with asynchronous transfer mode (ATM) switching to be used in Intranet applications worldwide. Approximately 14% of the Companys revenues for 1996 were derived form this OEM relationship.

	The Companys marketing efforts focus on holding end-user seminars and attending trade shows (including international trade shows) as the primary method to create market awareness of the Company and its products. The Company also invested approximately $400,000 to build and operate at customer locations three product demonstration projects and also to expand its demonstration capabilities at its corporate offices. See ITEM 6, "MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS ." Approximately 38% of the Companys revenues for fiscal 1996 were derived from sales of its products in foreign countries. In 1996, three customers accounted for 67.0% (38%, 15% and 14%, respectively) of the Companys revenues. During 1995, one customer accounted for approximately 19% of the Companys revenues.

	The purchase price for the Companys turn-key packaged systems for the travel related entertainment market is relatively high - estimated to range from approximately $500,000 to $4,000,000 per system depending upon various factors such as the size and type of airplane, train, hotel or ship, and the requested system features. The high system purchase price is anticipated to result in a relatively extensive sales cycle, which will include the evaluation of the Companys technology, a test installation of the system and negotiation of related agreements. The sales cycle is also dependent upon a number of factors beyond the Companys control such as the financial condition, safety and maintenance concerns, regulatory issues and purchasing patterns of particular operators, and the respective industry generally. As a result, this can result in extremely cyclical buying patterns.



Customer Support

	The Company believes that customer service and support is a significant competitive factor in the network server market which will become increasingly important as LANs become more complex and as more enterprises implement business-critical applications on their networks. The Company supports its customers by providing rapid problem resolution both during and after the installation process. The Company maintains a small technical support organization that assists customers in troubleshooting problems and providing replacement parts.
The Company provides a toll-free hotline to help diagnose and correct system interruptions as they occur at customer sites and its support staff is available seven days a week.

	The Company warrants all of its TRIUMPH superservers against defects in materials and workmanship for one year (three years for disk drives). During the warranty period the Company will repair or replace, within four days, any TRIUMPH server component(s) which the Company identifies as containing defects which do not prevent the continued use of the server. For defects that do prevent the continued use of the server, the Company will attempt to repair or replace the identified defective component within 24-hours. The Company's product warranties do not materially differ from those generally available in the industry.

	To date, the Company has not experienced significant claims under such warranties, and its ability to meet the full demands of having a significant number of units sold to customers who require such service has not been tested. The Company has contracted with a hardware manufacturer to provide nationwide customer support services for the Company's products, which customer services are paid for by the Company on the basis of a fee for service schedule. The Company also passes through to end users the warranties that it receives from vendors on any separate hardware, software or component parts that it sells independently of full systems.

Manufacturing

	The Company currently manufactures all of its TRIUMPH products in the United States at its Atlanta, Georgia metropolitan area facility.

	The Company obtains electronic components for its TRIUMPH products "off-the-shelf" from a number of wholesalers and performs at its own facility the assembly and test of the printed circuit boards and mechanical components incorporated into its products. The only significant subcontracted manufacturing work performed for the Company is the manufacture of cabinets for its file servers. The
Company has established a comprehensive testing and qualification program with the goal of ensuring that all subassemblies meet the Company's specifications and standards before final assembly and testing.

	Diagnostic tests, assembly, burn-in, final configuration and final quality assurance tests currently are completed at the Company's manufacturing facility. The Company employs statistical process controls at its manufacturing facility. The Company has also implemented quality control policies that are reviewed and accepted by the Company's major customers. The Company believes that this procedure helps ensure a high-quality product.

	The Company has elected to assemble into its products principally off the shelf component parts available from multiple sources.
The Company believes that this practice helps to ensure better quality control and pricing, by allowing the Company to select the best manufactured and best performing components available on the market
(rather than a proprietary product that may fall behind the "curve" in terms of either such characteristic) and to purchase such components from marketplace sources that offer the best prices at the time that the particular components are needed for production (rather than to have prices dictated by the limited sources able to provide a proprietary component). The Company obtains component parts on a purchase order basis and does not have long-term contracts with any of its suppliers. To date, the Company has not experienced interruptions in the supply of such component parts, and believes that numerous qualified suppliers are available. The inability of any of its current suppliers, except as identified below, to provide component parts to the Company would not adversely affect the Company's operations. Alternate sources could be readily established.

	Based upon the success of the strategic alliances with LMDS and Siemens for the development and sale of its AirView and TrainView products, the Company has further plans to develop manufacturing relationships with LMDS for AirView and Siemens for TrainView in order to permit performance of higher level system manufacturing, integration and test functions for its current generation of products. Such arrangements, if effected, would enable the Company to manufacture its next generation superservers (if developed) in its existing facility, thereby avoiding the need to provide for additional manufacturing capacity, if required.


Competition

	The Company faces substantial competition from the manufacturers of several different types of products used as network servers. The Company expects competition to intensify as more firms enter the market and compete for market share. In addition, companies currently in the server market will continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial resources, research and development staffs, manufacturing, marketing and distribution facilities than the Company.
The Company also expects its competitors to continue to improve their network-oriented distribution channels.

	With respect to base configuration TRIUMPH superservers for simple LANs, the Company competes with manufacturers of high-end
PCs used as network servers. Competitors offering products in this market include International Business Machines Corporation ("IBM"),
Compaq Computer, Inc., Dell Corporation, Tricord Corporation
("Tricord") and Network Netframe Systems, Inc. ("Net Frame"). In addition, NetFrame offers superservers that compete in this market. One of the principal competitive factors in the market for simple LANs is price, and the economies of scale available to high-end PC manufacturers may permit them to offer their products at a lower price. The Company expects its competitors to continue to improve the performance, availability, scalability and upgradability features of their products. The Company expects all of its competitors in the simple LAN market to improve the distribution channels for their products used as servers.

	With respect to more fully configured TRIUMPH superservers for larger and more complex LANs and more sophisticated or business-critical applications, the Company competes indirectly with manufacturers of mainframes and minicomputers. In addition, certain manufacturers promote their mainframes and minicomputers as being appropriate for use as network servers. Competitors offering products in this market include IBM, Digital Equipment Corporation,
Hewlett-Packard Corporation, National Cash Register Corporation,
UNYSIS, Inc. and Sequent Corporation. The Company believes that the positive competitive factors in this market include the Company's ability to provide server products with performance and availability characteristic of mainframes and minicomputers, at a significantly reduced cost, as well as with the compatibility to support current and future networking solutions built around industry standard hardware and software. The Company's operating results could, however, be adversely affected if one or more of these competitors elects to compete more aggressively with respect to price or product features of their mainframes or minicomputers. The Company competes in the market for complex
LANs with other manufacturers of superservers, including NetFrame, Tricord and Parallan, Inc. ("Parallan"). The Company competes in the market for turn-key systems for travel related entertainment with other manufacturers of complete systems , including BE Aeorspace, Sony
Transcom, Matsushita, Interactive Flight Technologies, Seavision and
Trans Digital. The Company believes that it competes favorably with other manufacturers of superservers and turn-key systems with respect to the compatibility, performance, availability, scalability, upgradability and technical support required for sophisticated network computing available with the Companys products. In addition , components of the Companys products are smaller, weigh considerably less and consume much less power than those of several competitors. Because these factors affect operating costs for the operator, they may be critical factors for customers.

	There can be no assurance that alternative technologies will not be developed in the future that will be capable of providing certain services now performed by network servers. The development of such technologies could reduce the need for network servers and adversely affect the Company's operating results.

	As many of the Company's competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company, establishing and maintaining the Company's competitive position will require continued investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the necessary technological advances. In addition, if more manufacturers of PCs, mainframes or minicomputers were to develop and market their own superserver class of products, the Company's operating results could be adversely affected.

Research and Development

	The market for the Company's products is characterized by rapid technological change and evolving industry standards, and it is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis. The Company introduced in 1995, hardware, software and services packaged as complete value added system solutions for the travel and transportation commercial markets: (i) AirView an in-flight interactive entertainment and cabin management system mounted in individual airline seats, (ii) TrainView an in-transit interactive entertainment and railcar management system mounted in individual railcar seats and (iii) InnView an in-room interactive entertainment system for the hotel hospitality market; and (iv) in 1996, CruiseView an in-room interactive entertainment system for the cruise ship market.

	If the Company is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's business will be materially and adversely affected. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. Such delays in the past have generally resulted from the Company's need to obtain a requisite component from a third-party vendor whose own development process has been delayed (e.g., 9 month delay in Microsoft's development in 1992 of Microsoft Windows NT, the primary operating software system used in the Company's superserver products).

	The Company performs all of its research and development activities at its headquarters in Alpharetta, Georgia. During 1995 and 1996, research and development expenses totaled $88,015 and $160,276, respectively. The Company intends to continue to invest in research and development. Approximately 5 employees, including James Riner, who is Vice President - Research and Development and Engineering, currently are engaged in research and development activities.

Intellectual Property

	The Company currently holds no patents and has no patent applications pending with respect to its products or technology. The
Company currently holds federal trademarks, for the marks "TNX", "TRIUMPH", "THE NETWORK CONNECTION", "M2", "M2V" and
"T.R.A.C.", "CHEETAH", EDUVIEW, AIRVIEW, TRAINVIEW and has trademark applications pending for the marks QUAD-
CHEETAH,CHEETAH WORKGROUP, BATTLEVIEW and
INNVIEW. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements with all of its employees and other protective measures, to establish and protect its proprietary rights in its products. The Company believes that because of the rapid pace of technological change in the networking industry, legal protection of its proprietary information is less significant to the Company's competitive position than factors such as the Company's strategy, the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. The failure or inability of the Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

	There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Although no claims or litigation related to any such matter are currently pending against the Company, there can be no assurance that none will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products, or that the Company would be able to obtain any necessary licenses on reasonable terms if at all.

Employees

	As of December 31, 1996, the Company had 32 employees, including 16 in marketing and sales, 4 in engineering, research and development, 8 in manufacturing, operations and support services and 4 in corporate operations and administration. The Company's success depends to a significant extent upon the performance of its executive officers and other key personnel.

Item 2.    Property

	The Company's primary operations are performed in its 20,000 square foot, owned facilities located on two acres in Alpharetta, Georgia. The Company is indebted to an institutional lender as of December 31, 1996, in the aggregate amount of $.25 million, for the purchase of this primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lenders prime rate plus 2%.

	The Company believes that its current facilities described above are adequate for its immediate and near-term needs and does not anticipate the need for significant expansion in the near future.

Item 3.    Legal Proceedings

	Except for ordinary, routine proceedings incidental to its business, there are no pending legal proceedings to which the Company or any of its property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II


Item 5.    Market for Registrants Common Equity and Related
Stockholder Matters

Market for Common Stock

The Companys common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TNCX. The following table sets forth the high and low sale prices for the Companys common stock for each quarter of fiscal 1995 (commencing with the inception of trading) and for fiscal 1996 as reported by The Nasdaq Stock
Market:

						High	   Low
	Fiscal 1995:
			Second Quarter		$6.250	  $5.000
			Third Quarter		  7.750	    4.875
			Fourth Quarter		  9.250	    6.875

	Fiscal 1996:
			First Quarter		$25.375	  $7.625
			Second Quarter		  26.125	    9.875
			Third Quarter		  14.750	    8.500
			Fourth Quarter		  13.750	    8.750

	The Company completed an initial public offering of its common stock on May 11, 1995. Prior to May 11, 1995, there was no public market for trading the securities of the Company.


Holders of Record

	At April 1, 1997, there were approximately 62 shareholders of record of the Companys common stock, but the Company believes that there are over 1,000 beneficial shareholders, based upon broker requests for distribution of annual meeting materials.

Dividends

	Other than prior to September 22, 1994 when the Company made distributions to shareholders as an S Corporation, the Company has not declared or paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.




Item 6.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

	The following discussion and analysis should be read in conjunction with the information set forth in the Financial Statements and notes thereto included elsewhere in this report.

Company Overview

	The Company designs, manufactures and distributes computer networking products, including high performance superservers and workstations, which provide full motion digital video, imaging and other multimedia processes. The Company's products are used in employee training, academic, telecommunications, entertainment and other industry applications. Sold under the name TRIUMPH, the Company's products utilize standard PC hardware, major components and subsystems, and are designed to be compatible with industry standard network operating systems, such as Novell NetWare, Microsoft LAN Manager, Windows
NT, OS2, UNIX (SCO, SVR4, MPX) and new network operating systems as they become available. The Company has always focused on the single factor which has made LANs so successful, which is the ability to use "open systems," which principally consist of standard interfaces between system components and standard operating systems. In today's market, and for the foreseeable future, the Company believes that its place in the market for network equipment results from its ability to produce high performing LAN systems for demanding combined video and data applications using an open systems, standards based design. The Company believes that its equipment may be distinguished from the products of competitors by the Company's attention to constant shifts in the developing market for network equipment, and by the design quality of the equipment the Company produces to take advantage of those shifts. The Company believes that its principal "value added contribution" is its ability to design standards based equipment that provides higher performance than that designed and offered by its competitors, an advantage that the Company intends to maintain in the future.

	The market niches for the Company's high-end, high performance, video capable superserver products currently encompass, but are not limited to, applications for education and corporate skills training, product training, hotel, train, ship and airplane video-on-demand and retail facility information kiosks. Due to the fact that all of the markets for this type of product are in their infancy, and their actual aggregate size is impossible to measure accurately, the Company is unable to determine the shares of these markets held by its own products. There Company has made no sales of products for the train, ship and commercial airline video-on-demand applications. Nevertheless, following the current developmental period, Management of the Company expects the video server market to experience significant growth, with the growth to come principally from the high-performance superserver segment of the market.

	Enhanced video capability differentiates the Company's products from competing lower cost PC-based server products. To maintain its competitive position the Company is committed to expanding the range of equipment and software features available to its customers. The current principal markets for the Company's superservers is corporate training, education and travel related interactive entertainment (although the Company has made no significant sales of products for the travel related entertainment market). Although training and education applications has in the past been considered a non-critical function, that does not appear to be an accurate assessment of the importance of training and education in today's environment.
Management of the Company believes both that corporations and academic institutions have significantly expanded their budgets in recent years, and that a significant percentage of the resulting training and education applications will be provided with video content distributed by network superservers, which application demands high performance equipment. Given the magnitude of these budgeted expenditures, despite the high price and technical, high performance requirements of the equipment necessary to meet this application's demands, management believes that departments responsible for administering these budgets will not settle for low performance, PC-based equipment. Travel related entertainment systems, to date based on broadcast analog distribution technology, are not designed for interactive use and have not been successful in meeting the requirements of todays market applications. Management of the Company believes this to be a rapid growth market where proven interactive technology of LANs which support the high performance demands of video data, like the products of the Company, are uniquely applicable and will become dominant. Management of the Company further believes that although the market for network equipment is currently cost driven, with PC- based servers predominating, the future market for server equipment will be dictated by performance and available features, with video capability being a primary sales motivator.

	It is expected that print advertising, other than publicity for new product announcements and technical journal analyses of product capabilities, will not play the most significant role in developing a customer base for the Company's products. The Company's management believes that its greatest success can be gained through informational seminars and hands-on product demonstrations, at which potential customers can experience directly the capabilities of the Company's products.

	The Company's marketing strategy encompasses attendance and presentations at targeted trade shows. The Company also targets the establishment of demonstration projects at customer facilities. The latter allows the Company to show-off product capabilities in a specific customer's operational setting. This marketing method is intended to give the prospective customer a "reality" experience at minimal economic or other risk, with the equipment being operated by its own personnel. This method of marketing has an adverse impact on the Company's results of operations in the short-run, by requiring the Company to build the demonstration equipment at its own expense, obtain a minimal rental charge, if any, during the demonstration period, and achieve recoupment of expenses and any "profit" only upon the ultimate sale of the equipment to the customer. Management estimates that approximately one-third of its demonstration projects result in system sales, and believes that this ratio of demonstration projects to actual sales should continue in the future. The proceeds of the Companys 1995 public offering and the Private Placement in 1996 boosted the Companys resources available for additional sales generation (in terms of increased advertising budgets, larger sales and demonstration project personnel and equipment and increased funds to support seminar and trade show attendance), and Management believes that expenditure of the proceeds of such offerings for such marketing activities can lead to increasing levels of revenues from operations in the future.

	The Company does not believe that its server products will compete in the near future with those manufactured by IBM, Compaq Computers, Inc. or the other "major players" in the industry. The
Company believes that the major computer manufacturers will generally seek to produce and service higher production-lower margin commodity products, and will refrain from producing lower production-higher margin products (like the Company's video servers) until the market for each related product and product series is perceived to be large enough to support the sizable investments in production capability and advertising that the "major players" must make prior to launching new products. Nevertheless, based upon the perceived size of the market for video capable network equipment, the Company's management recognizes that it will only be a matter of time before the "major players" will start to produce higher margin network equipment products which will compete directly with those produced by the Company.

	Despite the general trend away from mainframe computing, some resistance to network-based computing continues due to existing mainframe investments. Furthermore, there is always the possibility that in the competition for equipment sales mainframe and mini computer manufacturers may attempt to aggressively price their excess equipment inventories to maintain marketability. However, as network server power increases, the Company believes that equipment downsizing will continue and local network server computing will continue to gain acceptance as a reliable replacement for centralized mainframe processing. Moreover, with network-based computing becoming the standard for operating efficiency, even at lower pricing excess mainframe inventories are not a serious threat to sales of network equipment. In addition, the costs associated with maintenance of mainframe and mini computers is typically much higher than network servers.

	To enhance product awareness, image and market credibility, the Company continually considers strategic business alliances and OEM arrangements (original equipment manufacturer agreements) with larger companies in the computer equipment and other types of equipment manufacturing industry. Management believes strategic business alliances will play a vital role in achieving success for the Companys products in the travel related entertainment market and will continue to evaluate the advantages and disadvantages to the Company from such arrangements. At present, the Company has entered into a worldwide distribution agreement with Siemens A.G. for TrainView and InnView in the rail and hotel marketplace and a non-binding memorandum of agreement to define a cooperative business relationship with Lockheed Martin Display Systems for AirView in the airline market. Additionally the Company has entered into an OEM agreement with Advanced Telecommunications Module, Inc for the Cheetah server packaged with asynchronous transfer mode (ATM) switching to be used in Intranet applications worldwide. Management of the Company believes that such strategic relationships will provide the Company with enhanced credibility and access to the greater resources that are needed to be successful in the travel related entertainment markets.

Results of Operations: Year Ended December 31, 1996 Compared
With Year Ended December 31, 1995.

Revenues increased 6.4% to $4.1 million for the year ended December
31, 1996 from $3.8 million for the year ended December 31, 1995, respectively. This increase primarily resulted from increased international sales through the Companys Korean reseller (38% of revenues) and initial sales to resellers and new strategic alliance partners (ATML and Siemens). More sales efforts in 1996 were focused on larger system sales into niche markets of the Companys turn-key products (see below) which have longer sales cycles and will contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 36 months. As a result, the Company entered into nonbinding arrangements on long-term programs with substantial revenue opportunity if fully completed over 12 to 24 months at the Korean Government School Program (sales of up to $15.0 million for
950 schools, if all systems are purchased, of which approximately $1.1 million was recognized in revenues in 1996), Interactivo (sales of up to $4.0 million for 80 hotels, if all systems are purchased, of which approximately $78,000 was recognized in revenues in 1996) and Allegis Systems, Ltd ($1.9 million letter of intent for an AirView system, subject to completion of a definitive agreement). However, there can be no assurance that the Company will successfully negotiate definitive agreements or receive firm orders for the remainder of these programs.

The Company introduced several new products in late fiscal 1995 and early 1996 which utilize its "Cheetah" high performance video servers.
The new products  result from turn-key packaged solutions for (i)
AirView, in the airline market, (ii) TrainView, in the rail transportation market, (iii) InnView, in the hospitality market and (iv) CruiseView, in the cruise ship market. Research and development activities have been limited to these products which represent enhancements of the existing Cheetah server to meet the needs of specific market applications.

Gross profit as a percentage of revenues decreased to 26% for the year ended December 31, 1996 as compared to 37% for the same period in 1995. This decrease was primarily due to a higher percentage of revenues generated during the 1996 periods from new resellers with a higher average discount for demonstration and development systems and lower prices for the initial phase of orders from customers with multiple site deliveries over several months. Management of the Company believes that gross margins will improve as revenues from these initial projects and sales from these new resellers increase.

Selling, general and administrative expenses increased by $1,667,064 (70%) for the year ended December 31, 1996, as compared to the same 1995 periods. This increase related primarily to expenses, which were not incurred in the respective period in 1995 due to deficient working capital prior to the initial public offering of common stock in May of 1995, for additional (i) marketing costs (including advertising, trade show, public relations, bidding and proposal and demonstration expenses); (ii) recurring costs for a remote sales office in Virginia opened in July 1995 and employment of sales and marketing personnel and related payroll costs and; (iii) administrative expenses related to regulatory reporting and investor relations. Management of the Company believes the investments in sales and marketing will result in increased revenues for 1997.

By maintaining its current level of operations through fiscal 1997, management believes that it will be more capable of improving sales levels and directing sales activities by expanding its internal sales force and forming strategic business alliances (see ITEM 1 Distribution
Strategy), rather than by attempting to create a network of independent distributors, resellers and sales representatives.

The Company believes that its own cost of sales will continue to be affected in the future by two major factors:

 Selling Price The average selling price should continue to increase based upon product mix, which will continue to be in favor of higher selling price, larger server systems.

 Gross Margin Margins should continue to increase because of the increased added value in performance and application capability offered to the customer. In addition, whether the application is data serving or video serving, the components of these systems remain the same. This tends to further reduce actual cost due to the benefits of volume purchasing discounts.

Another major factor in overall revenue generation is that with the assumed increase of average selling price from higher end servers and the assumption that the same system volume will continue, then overall revenues should increase. Since significant further assets need not be employed, selling, general and administrative costs will decrease as a percentage of revenue as average selling price increases.

The Company anticipates that it will continue to invest in its marketing and sales generation strategy (advertising, trade show expenses and sales and marketing personnel with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performance.

	Research and development expense is comprised primarily of the salaries of employees devoted to development. However, fluctuations in the periods presented are due to increased material and outside labor costs associated with the further development in 1996 of the travel related entertainment products.

	Changes in interest expense are attributable to changes in average outstanding borrowings during the periods presented. Other income results from interest income on restricted cash and short-term securities.

Liquidity and Capital Resources; Certain Transactions

During the year ended December 31, 1996, the Companys cash did not change principally due to the net proceeds from the issuance of common stock of $4.70 million and bank borrowings of $496,000, offset by cash used in operating activities of $3.29 million, and the purchase of short-term investments of $495,713 and of property and equipment of $1.28 million. The negative change in cash from operating activities primarily resulted from a net loss of $3.25 million and an increase of $331,826 in accounts receivable and $360,585 in inventory, offset by a decrease in accounts payable and accrued expenses of $236,665. The reduction in cash from operating activities was offset by depreciation and amortization of $271,000 and bad debts of $150,064.

The Companys products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms, usually secured by irrevocable letters of credit, for certain sales. Accounts receivable at December 31, 1996 consisted of approximately $451,000 from sales to such customers with extended credit terms of up to 180 days based on the nature of the project.

The Company's inventory increased between December 31, 1995 and
December 31, 1996 due to the transformation of the Company's business from its principally being a seller of workstations to being principally a seller of high-end, higher priced file superservers (including those with video capability). This transformation has resulted in higher dollar values for existing inventory. Management believes that this increase in inventory does not have an effect on the Company's liquidity due to the fact that substantially all of the Company's current inventory is useable, saleable and readily liquid and is closely matched with orders in process.

The Companys primary source of funds at December 31, 1996 consisted of $1.00 million in cash, $495,713 in short-term securities and funds available under a $1.00 million revolving line of credit. $1.00 million of cash represents two certificates of deposit which were restricted from use by the fact that they were pledged as collateral for the availability of the line of credit. The line of credit which expires May 1997 bears interest at an annual rate of 6.92%. At December 31, 1996, the Company had $496,000 borrowings outstanding under the line of credit.

Capital expenditures for the purchase of property and equipment for the year ended December 31, 1996 were $1.28 million and consisted primarily of (i) approximately $400,000 for land and a building which had previously been leased on a month to month basis, to increase engineering, warehousing and production capacity in anticipation of increased revenues and: (ii) approximately $794,000 for the purchase of additional equipment in order to expand product demonstration and development capabilities. During 1997, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of December 31, 1996, in the aggregate amount of $230,372, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lenders prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

The Company has outstanding at December 31, 1996, 1,051,550
Redeemable Common Stock Purchase Warrants (the "Warrants") of the
Company. Each Warrant entitles the registered holder thereof to purchase, at any time during the period commencing on May 11, 1995, one share of Common Stock at a price of $5.00 per share, subject to adjustment under certain circumstances, through May 11, 1998. The
Warrants are not exercisable unless, at the time of exercise, the Company has a current prospectus covering the shares of Common Stock issuable upon exercise of the Warrants and such shares have been registered, qualified or deemed to be exempt under the securities laws of the states of residence of the exercising holders of the Warrants. Commencing after May 11, 1996, the Warrants are subject to redemption by the Company at $.25 per Warrant on 30 days' prior written notice if the closing bid price for the Company's Common Stock, as reported on The Nasdaq SmallCap
Market ("Nasdaq"), or the closing sale price as reported on a national or regional securities exchange, as applicable, for 30 consecutive trading days ending within 10 days of the notice of redemption of the Warrants, averages in excess of $8.00. The Company is required to maintain an effective registration statement with respect to the Common Stock underlying the Warrants prior to redemption of the Warrants.

In March 1996, the Company completed a Private Placement of
300,000 shares of its Common Stock under Regulation D of the Securities and Exchange Act of 1933. The transaction resulted in proceeds of $3.1 million for the Company.

On February 26, 1997, the Company announced it will redeem in whole its publicly traded Redeemable Common Stock Purchase
Warrants ( the Warrants) on March 31, 1997 at the redemption price of $.25 per Warrant. On March 18, 1997 the Company extended the date of redemption until April 30, 1997. Anticipated proceeds from the redemption are $5.23 million.

The Company believes that its working capital requirements will increase throughout 1997 and beyond. The Company believes that currently available cash, proceeds from the exercise of Warrants and funds generated from operations, if any, further expansion of terms with trade creditors and the existing line of credit will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1997 and thereafter will depend in part on the success of the Companys products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Companys ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, through strategic acquisitions or partnerships or through expansion of additional sales activities and locations. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.

Forward Looking Statements

Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this annual Report on Form 10KSB are forward-looking statements (within the meaning of Section
27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended ( the Exchange Act) ) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, bet are not limited to, the failure to execute definitive agreements with additional customers on favorable terms or at all, the failure of the Company to receive sufficient financing to perform under any new contracts or to perform sufficient research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the specific industries the Company has targeted, the impact of any changes in domestic and foreign regulatory environments or the Companys inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed herein.




Item 7.    Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS



			         Page

Report of Independent Auditors				24
Balance Sheet as of December 31, 1996			25
Statements of Operations for the years ended December 31, 1996 and
1995							27
Statements of Shareholders Equity(Deficit)for the years ended
   December 31, 1996 and 1995				28
Statements of Cash Flows for the years ended December 31, 1996 and
1995							29
Notes to Financial Statements				30

Report of Independent Accountants

To the Shareholders and Board of Directors of The Network Connection, Inc.


We have audited the accompanying balance sheet of The Network Connection Inc. as of December 31, 1996, and the related statements of operations, shareholders equity (deficit), and cash flows for the years ended December 31, 1996 and 1995.
These financial statements are the
responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Network Connection, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



	COOPERS & LYBRAND L.L.P

Atlanta, Georgia
February 26, 1997



THE NETWORK CONNECTION, INC.
BALANCE SHEET
                                    December 31,
                                      1996


ASSETS
Current assets:

Restricted cash                                     $1,000,000
Short term investments                                 495,713
Accounts receivable, less allowance of $220,792      1,805,279
Inventories                                          1,108,410
Prepaid expenses                                       131,901
                                            ------------------
Total current assets                                 4,541,303

Property and equipment:
Land                                       150,000
Building and improvements                  806,409
Furniture, fixtures and equipment        1,686,290
Software                                    31,829
Vehicles                                   112,420
                                ------------------
                                                     2,786,948
Less accumulated depreciation and amortization        (627,535)
                                             ------------------
                                                     2,159,413

Other assets, net                                       91,883
                                            ------------------
Total assets                                        $6,792,599
                                                    ==========


THE NETWORK CONNECTION, INC.
BALANCE SHEET
                                                  December 31,
                                                      1996
LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses               $1,177,912
Payable to shareholders                                 68,851
Borrowings under bank line of credit                   496,000
Current portion of long-term debt and capital lease obligations
                                                        35,066
                                          --------------------
Total current liabilities                            1,777,829

Long-term debt, less current portion                   250,600
Obligations under capital leases, less current portion   7,817
                                          --------------------
Total liabilities                                    2,036,246

Shareholders' equity (deficit):

Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none
Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 3,036,710 shares               3,037
 Additional paid-in capital                          9,179,825
Accumulated deficit                                 (4,426,509)
                                           --------------------
Total shareholders' equity                           4,756,353
                                           --------------------
Total liabilities and shareholders' equity          $6,792,599
                                                   ============

THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS

For the years ended December 31,
                                   1996                  1995
Revenues                     $4,092,023             $3,846,189
Cost of revenues
3,050,596 2,425,278
--------------------
-------------------
Gross profit
1,041,427 1,420,911

Selling, general and administrative
4,016,351 2,349,287
Loan origination expense
60,000 0
Research and development
160,276 88,015
--------------------
--------------------
Operating loss
(3,195,200)(1,016,391)
Interest expense
(99,026)(134,530)
Other income
41,327 54,443
--------------------
-------------------
Net loss
($3,252,899)($1,096,478)
============
===========
Net loss per share
($1.14)($0.54)
============
===========

Weighted average shares outstanding
2,846,715 2,036,359
============
===========

THE NETWORK CONNECTION, INC.
STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
Common   Stock   Preferred  Stock  Additional  Accumulated     Total
Shares    Amount    Shares   Amount   PIC         Deficit     Equity(Deficit)

Balance at January 1, 1995
1,288,438 $1,288       0       $0    $71,233      ($77,132)     ($4,611)
   Preferred stock sold
                    11,562    116     39,884                     40,000
  Common Stock sold
1,150,000 1,150                    4,373,335                   4,374,485
   Conversion of preferred stock to common stock
   11,562    12    (11,562)  (116)                                  (104)
   Stock option plan
                                      14,217                      14,217
   Net Loss
                                                (1,096,478)    (1,096,478)
__________
__________
________
__________
_________
____________
____________
Balance at December 31, 1995
2,450,000  2,450        0    0    4,498,669     (1,173,610)     3,327,509
   Common Stock sold
300,000      300                  2,945,155                     2,945,455
   Conversion of warrants to common stock
214,950      215                  1,433,685                     1,433,900
   Stock option plan
71,760        72                    302,316                       302,388
   Net Loss
                                                (3,252,899)    (3,252,899)
_________
__________
________
__________
_________
____________
____________
Balance at December 31, 1996
3,036,710    $3,037  0       $0  $9,179,825    ($4,426,509)    $4,756,353

THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31,
1996       1995
Operating activities
Net loss
($3,252,899)($1,096,478)
Adjustments to reconcile net loss to net cash used
in operating activities
  Depreciation and amortization
271,000 184,919
  Allowance for doubtful accounts
150,064 0
  Noncash expenses charged for issuance of common stock options
0 14,215
Changes in operating assets and liabilities:
  Accounts receivable
(331,826)(1,043,645)
  Inventories
(360,585)(377,093)
  Prepaids and other assets
(664) 9,956
  Accounts payable and accrued expenses
236,665 (415,011)
  Payable to shareholders
(1,293) 3,014
-------------------
-------------------
Net cash used in operating activities
(3,289,538)(2,720,123)
Investing activities:
Purchase of property and equipment
(1,279,152) (537,726)
Purchase of short-term investments(495,713)0
-------------------
------------------
Net cash (used in) provided by investing activities
(1,774,865)(537,726)
Financing activities:
Proceeds from bank line of credit
496,000 0
Payment of shareholder debt
0  (59,618)
Net proceeds from issuance of stock
4,681,743 4,414,383
Payment of long-term debt and capital lease obligations
(140,785)(69,471)
-------------------
-------------------
Net cash provided by financing activities
5,036,958 4,285,294
-------------------
-------------------
Net change in cash
(27,445) 1,027,445
Cash at  beginning of year
1,027,045  0
-------------------
-------------------
Cash at end of year
$1,000,00  $1,027,445
===========
===========
Supplemental Information:
Assets acquired in exchange for debt
$0 $113,018
Assets acquired in exchange for capital lease obligations
$0 $20,686


NOTES TO FINANCIAL STATEMENTS

1.   Significant Accounting Policies

Basis of Presentation

The Network Connection, Inc. (the Company) was incorporated on December 30, 1986. The Company designs, manufactures and distributes computer networking products for use in employee training, academic, telecommunications, entertainment and other industry applications. The Companys products are based upon a proprietary engineered process utilizing non-proprietary personal computer hardware standards with standard major components and subsystems.
The Companys products are designed to be compatible with industry standard network operating systems.

Concentration of Credit Risk

The Companys principal financial instruments subject to potential credit risk are cash and equivalents and trade accounts receivable. The Company invests its cash and credit instruments with highly rated financial institutions and performs periodic evaluations of the relative standing of these financial institutions. Other than for international sales, which are usually secured by letters of credit, trade accounts receivable are generally unsecured; therefore, the Company is at risk to the extent such amounts become uncollectible. (See Note 12.)

In 1996, three customers accounted for 67.0% (38%, 15% and 14%, respectively) of the Companys revenues. During 1995, one customer accounted for approximately 19% of the Companys revenues.

Cash and Cash Equivalents

The Company considers all financial instruments with an initial maturity of 3 months or less to be cash equivalents.

Inventories

Inventories consist primarily of components purchased for assembly into products and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, principally five years, except for buildings for which the life is forty years.

Income Taxes

Under the Statement of Financial Accounting Standards No. 109
(SFAS 109), Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company provides a valuation allowance for deferred tax assets which are determined by management to be below the threshold for realization established by SFAS 109.

Revenue Recognition

Revenues are recognized when the products are shipped.

Other Assets

Costs incurred to establish and defend trademarks and patents are capitalized. Such costs are amortized using the straight-line method over 20 years.

The Company capitalized $150,000 in loan origination costs in connection with a $500,000 line of credit agreement with Stanhope
Capital, Inc. (Stanhope) (Note 4). These costs are being amortized using the straight-line method over the three year life of the agreement.

Net Loss Per Common Share

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period. All share and per share data, except par value per share, have been retroactively adjusted to reflect the 1.1562894 for 1 stock
split of the Companys common stock   which occurred on March 7,
1995.

Managements Use of Estimates

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

Advertising Costs

Costs of advertising are expensed when incurred. The Company recognized advertising expenses of approximately $646,000 and $190,000 in 1996 and 1995, respectively.

2.  Accounts Receivable

The Companys products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms, usually secured by irrevocable letters of credit, for certain sales. Accounts receivable at December 31, 1996 consisted of approximately $705,000 from sales to such customers with extended credit terms of up to 180 days based on the nature of the project.

3.  Commitments and Contingencies

The Company leases certain equipment and office space. Property and equipment includes $102,476 of equipment under capital lease agreements at December 31, 1996. Accumulated amortization was $26,151 at December 31, 1996. Amortization of leased assets is included in depreciation and amortization expense. The Company also leases certain equipment under noncancelable operating leases that expire in various years through 2001.

Future minimum lease payments required under capital lease obligations and noncancelable operating leases with initial or remaining terms of one year or more are summarized as follows at December 31, 1996:

Year ending December 31,	Capital		Operating

1997  		 $19,513  	 $25,294
1998			    7,223  	  23,288
1999			    1,392		   19,960
2000			        0    	15,288
2001      			  0  	   7,644
Total minimum lease payments	$28,128		$91,474
Less amounts representing interest
572
Present value of minimum capital lease payments
27,556
Less current portion
19,739
Long-term obligations under capital leases
	$  7,817

During 1996 and 1995, total rental expense for all operating leases was approximately $36,000 and $25,000, respectively.

4.  Debt Obligations

Debt obligations consist of the following:

1996		 1995
Note payable due in varying installments through 2009, interest at prime (8.5% at December 31, 1996) plus 2%, collateralized by certain commercial property and personally guaranteed by two shareholders
	$249,350	$259,128
Note payable due in varying installments through 2005, interest at 9.5%, collateralized by commercial property.
0	    86,900
Note payable due in varying installments through 2000, interest at
  11.0%, collateralized by a vehicle.
16,577 	    20,605

265,927	  366,633
Less current portion
15,327	    19,731

	$250,600	$346,902

Aggregate maturities of long-term debt as of December 31, 1996 are as follows:

	1997					$ 15,327
	1998					   17,041
	1999					   18,947
2000					   16,297
2001					   16,457
Thereafter				  181,858
$265,927

On June 15, 1994, the Company entered into a three year $500,000 line of credit agreement with Stanhope. Outstanding advances bear interest at 10% per annum through the maturity date of June 15, 1997, and thereafter at 14% per annum. Advances in excess of aggregate outstanding borrowings of $150,000 require consent of Stanhope. Interest is payable quarterly in arrears, commencing September 30, 1994. On September 30, 1994, the Company issued common stock to Stanhope in connection with the line of credit. In connection with this stock transaction, the Company recorded $150,000 in deferred loan origination costs and charged expense in the amount of $450,000 in 1994. The amount of deferred loan origination costs was imputed by management at approximately 33% to reflect the anticipated returns associated with higher risk borrowings such as venture capital and accounts receivable factoring. Loan origination costs charged to expense represent the fair value of the shares issued in excess of the deferred loan origination costs. There were no advances under this line of credit as of December 31, 1996 or 1995, respectively.

On May 28, 1996, the Company entered into a $1,000,000 line of credit agreement with a bank. Outstanding advances bear interest at 6.92% per annum through the maturity date of May 28, 1997. Interest is payable monthly in arrears, commencing January 1, 1997. As of December 31, 1996, there was $496,000 advanced under this line of credit. This line of credit is collateralized by two certificates of deposit in the total amount of $1.00 million and are presented in the balance sheet as restricted cash.

The Company paid interest of approximately $99,000 and $75,000 during fiscal years 1996 and 1995, respectively.

5.  Common Stock

On March 7, 1995, the Company effected an additional stock split such that every share of the Companys common stock became equal to
1.1562894 shares of common stock. All share and per share amounts related to the common stock have been retroactively restated to reflect the stock split for all periods presented.

On February 17, 1995, the Companys Board of Directors acted to create 100,000 shares of Series A 8% Convertible Preferred Stock, out of its authorized preferred stock, and issued 11,562 shares of the Preferred Stock at that time for an aggregate consideration of $38,000 (which was net of issuance costs of $2,000). Each share of Preferred Stock was convertible into one share of Common Stock at any time at the option of the holder. Upon consummation of the public offering in 1995, the outstanding Preferred Stock was automatically converted into shares of Common Stock.

An initial public offering of 1,000,000 shares of the Companys common stock and 1,000,000 warrants, each providing the owner the right to purchase 1 additional share of common stock for $5.00 per share, became effective May 11, 1995. The selling price of the warrants initially was $.125 per warrant. On June 13, 1995, the underwriters exercised an over-allotment option to acquire an additional 150,000 common shares and 150,000 warrants. The Company generated gross proceeds of approximately $5.9 million.

During 1996 and 1995, the Company recognized compensation expense of $0 and $14,217, respectively, from the grant of stock options under the 1994 Employee Stock Option Plan.

On March 1, 1996, the Company completed a Private Placement of 300,000 shares of its Common Stock under Regulation D of the Securities and Exchange Act of 1933. The transaction resulted in proceeds of $3.1 million for the Company. On June 28, 1996, the Company completed a registration statement with the Securities and Exchange Commission to register the 300,000 shares for sale to the public.

On March 15, 1996 the Companys Board of Directors authorized the Company to enter into a financial public relations and financial consulting agreement with Goodbody International Inc. (Goodbody), pursuant to which Goodbodys compensation under the contract would be a three (3) year warrant to acquire 50,000 shares of the Companys common stock at an exercise price of $12.00 per share. In 1996 the Company recognized $30,000 of consulting expense related to this agreement.

6.  Income Taxes

The Company has accounted for income taxes under the liability method required by SFAS 109. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996, the Company had a net deferred tax asset of approximately $1,909,000 which was totally offset by a valuation allowance because the assets do not meet the criteria for recognition in SFAS 109. Significant components of the Companys deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:
						1996
	1995
	Deferred tax liabilities:
	   Tax over book depreciation		($27,000)
	($29,000)
	    Tax over book amortization		  (31,000)
	  (23,000)
	Total deferred tax liabilities		($58,000)
	($52,000)

	Deferred tax assets:
	    Bad debt reserve			  $   27,000
	$  27,000
	    Accrued salary				                0
	    18,000
	    Non-qualified stock options		                0
	      5,000
	    Uniform capitalization			       22,000
	      2,000
	    Net operating loss			  1,918,000
	  487,000
	Total deferred tax assets			$1,967,000
	$539,000

	Net deferred tax assets			 1,909,000
	$487,000
	Valuation allowance			(1,909,000)
	(487,000)
	Net deferred taxes			$             0
	 $          0

The valuation allowance for deferred tax assets as of January 1, 1996 was approximately $487,000. The net change in the total valuation allowance for 1996 was approximately $1,422,000. This change resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided.

The Company did not record any income tax expense or benefit from operations for the years ended December 31, 1996 and 1995, respectively. The following table provides a reconciliation between the Federal income tax rate and the Companys effective income tax rate:

						1996	1995
	Statutory Federal income tax rate		34%	34%
	Disallowed meals and entertainment	 (1)	 (1)
	Increase in valuation allowance		(32)	(31)
	Other, net				 (1)	(2)
	Effective tax rate				 0%	 0%

At December 31, 1996, the Company has net operating loss (NOL) carryforwards of approximately $5,132,000. The NOLs expire, if not utilized, as follows:

	December 31, 2009	$   168,000
	December 31, 2010	$1,112,000
	December 31, 2011	$3,852,000


7.  Related Party Transactions

The Company owed $27,311 to two shareholders/officers as of December 31, 1996.

On September 1, 1994, the Company entered into four promissory
notes in the aggregate amount of     $69, 290 payable to certain
shareholders/officers for accrued and unpaid salaries owed through August 31, 1994. Under the terms of the notes, outstanding amounts bear interest at 5% per annum, with payments of principal and accrued interest being payable to the extent certain operating cash flow requirements are met. As of December 31, 1996, $60,248 remained outstanding under these notes.

8.  401(k) Plan

During 1995, the Company established a deferred compensation plan
(the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code, whereby substantially all employees are eligible to contribute up to 15% of their pre-tax earnings, not to exceed amounts allowed under the Internal Revenue Code. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. No employer contributions have been made to the 401(k) Plan by the Company.

9.  Stock Options

Under the Companys 1994 Employee Stock Option Plan (the Plan), as amended, the Company has reserved an aggregate of 700,000 shares of Common Stock for issuance under the Plan. Options granted under the Plan are for periods not to exceed ten years. Under the Plan, incentive and non-qualified stock options may be granted. All option grants under the Plan are subject to the terms and conditions established by the Plan and the Stock Option Committee of the Board of Directors. Options must be granted at not less than 100% of fair value for incentive options and not less than 85% of fair value of non-qualified options of the stock as of the date of grant and generally are exerciseable in increments of 25% each year subject to continued employment with the Company. Options generally expire five years from the date of grant. Options canceled represent the unexercised options of former employees, returned to the option pool in accordance with the terms of the Plan upon departure from the Company. The
Board of Directors may terminate the Plan at any time at their discretion. During 1996, options to purchase 540,500 shares were granted at per share prices ranging from $6.48 to $11.62. Options to purchase 575,869 shares were outstanding at December 31, 1996.
Options to purchase 61,305 shares under the Plan were exercisable at December 31, 1996. There were 206,629 options outstanding as of December 31, 1995.

On August 16, 1995, the Company adopted the 1995 Stock Option Plan
For Non-Employee Directors (the Directors Plan) and reserved
100,000 shares of unissued common stock for issuance to all non-
employee directors of the Company. The Directors Plan is administered by a committee appointed by the Board of Directors consisting of directors who are not eligible to participate in the Directors Plan.
Pursuant to the Directors Plan, directors who are not employees of the Company receive for their services, on the date first elected as a member of the Board and on each anniversary thereafter, if they continue to serve on the Board of Directors, an automatically  granted option to acquire
1,000 shares of the Companys common stock at its fair market value on the date of grant; such options become exercisable in two equal annual installments if the individual continues at that time to serve as a director, and once exercisable remain so until the fifth anniversary of the date of grant. Options to purchase 4,000 shares under the Directors Plan were outstanding at December 31, 1996. Options to purchase 3,000 shares under the Directors Plan were exercisable at December 31, 1996. There were 2,000 options to purchase shares under the Directors Plan outstanding at December 31, 1995.
						Shares
Weighted Average Exercise Share Price
Options outstanding at December 31, 1994
0

Granted
208,629
$4.219
Canceled or expired
0

Exercised
0

Options outstanding at December 31, 1995
208,629
4.219
Granted
542,500
8.663
Canceled or expired
(99,500)
8.359
Exercised
(71,760)
4.214
Options outstanding at December 31, 1996
579,869
$7.667

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board
Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No, 123, Accounting for Stock Based Compensation (SFAS 123) which requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company elected to adopt the disclosure method of SFAS 123. Had compensation cost for the Companys option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Companys net loss and pro forma net loss per share would have been as follows:

					1996		1995
	Net loss: (millions)
		As reported		($3.25)		($1.10)
		Pro forma		($3.98)		($1.25)

	Net loss per share:
		As reported		($1.14)		($0.54)
		Pro forma		($1.40)		($0.61)


The fair value was determined using the Black-Sholes option pricing model incorporating the following range of assumptions in the calculations:

					1996		1995
	Expected life			4.3 years	3.4
years
	Interest rate at grant date		5.93%		6.83%
	Volatility at grant date		72%		72%
	Dividend yield			0%		0%




The following table summarizes information about all options outstanding as of December 31, 1996:

Range of
Exercise Prices
Outstanding
Shares
Outstanding
Weighted
Average Share
Price
Weighted
Average
Remaining
Years In
Contractual
Life
Exerciseable
Shares
Exerciseable
Weighted
Average Share
Price
$2.59 - 2.85
219,128
$2.78
4.5
22,060
$2.79
 4.17 - 5.63
18,000
4.17
3.5
12,250
4.17
6.48 - 9.38
415,000
8.33
8.1
29,500
6.74
9.75 - 13.26
68,000
10.20
4.8
0
0
$2.59 - 13.26
579,869
$7.67
7.1
63,810
$4.88













Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

10.  Warrants

The Company had outstanding at December 31, 1996, 1,051,550
Redeemable Common Stock Purchase Warrants (the "Warrants") of the
Company. Each Warrant entitles the registered holder thereof to purchase, at any time during the period commencing on May 11, 1995, one share of Common Stock at a price of $5.00 per share, subject to adjustment under certain circumstances, through May 11, 1998. The
Warrants are not exercisable unless, at the time of exercise, the Company has a current prospectus covering the shares of Common Stock issuable upon exercise of the Warrants and such shares have been registered, qualified or deemed to be exempt under the securities laws of the states of residence of the exercising holders of the Warrants. Commencing after May 11, 1996, the Warrants are subject to redemption by the Company at $.25 per Warrant on 30 days' prior written notice if the closing bid price for the Company's Common Stock, as reported on The Nasdaq SmallCap
Market ("Nasdaq"), or the closing sale price as reported on a national or regional securities exchange, as applicable, for 30 consecutive trading days ending within 10 days of the notice of redemption of the Warrants, averages in excess of $8.00. The Company is required to maintain an effective registration statement with respect to the Common Stock underlying the Warrants prior to redemption of the Warrants.

11.  Subsequent Events

On February 26, 1997, the Company announced it will redeem in whole its publicly traded Redeemable Common Stock Purchase
Warrants ( the Warrants) on March 31, 1997 at the redemption price of $.25 per Warrant. On March 18, 1997 the Company extended the date of redemption until April 30, 1997. Anticipated proceeds from the redemption are $5.26 million.

12.  Fourth Quarter Adjustments

Approximately $1 million or 35 cents per share of the loss in 1996 was for charges during the fourth fiscal quarter with no material affect on cash from returns and allowances and pre-contract expenses associated with initial project development activities

Item 8.    Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

	None



PART III

Item  9.    Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the directors and executive officers of the Company.

Name
Age
Position
Wilbur Riner (2)
68
Chief Executive Officer; Chairman of the Board of Directors since 1986 until the 1998 annual shareholders meeting
Barbara Riner
53
President since 1986
James Riner (2)
32
Vice President - Research and Development and Engineering, Director since 1986 until the 1997 annual shareholders meeting Bryan Carr(1)
42
Vice President - Finance and Chief Financial Officer, Treasurer, Director since 1996 until the 1998 annual shareholders meeting Luther Maners
56
Vice President of Sales & Marketing
Transportation & Entertainment
Kevin Sheldon
42
Secretary, General Counsel
 Marc  Doyle (1)(2)
49
Director since 1995 until the 1996 annual shareholders meeting
James Newman (1)(2)
71
Director since 1995 until the 1997 annual shareholders meeting

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.



	Wilbur Riner - Chairman and Chief Executive Officer.
Mr. Riner co-founded the Company with his son, James Riner, in 1986, at which time he became Chairman and Chief Executive Officer. He is responsible for the overall direction of the Company and its operating divisions. Prior to joining the Company, from 1984 to 1986, Mr. Riner was the CEO of Asher Technologies, which was a manufacturer of telecommunications products. Prior to that, Mr. Riner had served as Executive Vice President for OKI Telecom's operations in the United States (1981-1984), Vice President/United States Sales and Marketing for Mitel Corp. (1979 to 1981), and General Manager of ITT North Microsystems for ITT Telecommunication (1975 to 1979). In all of these positions, Mr. Riner has combined technical expertise in telecommunications engineering with sales and marketing business acumen. Mr. Riner is the husband of Barbara Riner, the father of James Riner and the father-in-law of Kevin Sheldon.

	Barbara Riner - President. Ms. Riner co-founded the
Company in 1986, and has been responsible for overseeing the purchasing department of the Company as well as its accounting department since that time. From 1966 to April 1971, Ms. Riner worked in the accounting office of SCM Corporation. From 1971 to 1986, Ms. Riner was a homemaker. Ms. Riner is the wife of Wilbur
Riner, the step mother of James Riner, and the mother-in-law of Kevin
Sheldon.

	James Riner - Vice President - Research and Development and Engineering and Director. Mr. Riner co-founded the Company in 1986, joining the Company on a full-time basis as Vice President - Engineering and Research and Development, Secretary and Treasurer in
1987. In that capacity he is responsible for all product technical support, as well as all new product development. Mr. Riner co-developed the Company's TRIUMPH family of servers, including the TRAC asymmetric I/O processor to provide RAID level protection (1992).
Mr. Riner is the son of Wilbur Riner and the step son of Barbara Riner.

	Bryan Carr - Vice President - Finance and Chief Financial Officer, Treasurer and Director. Mr. Carr joined the Company in July 1995 as Chief Financial Officer and was appointed Vice President - Finance in November 1995. Mr. Carr was appointed a director of the Company in April of 1996, and was appointed Treasurer of the Company in November of 1996. He is responsible for the Companys overall financial management and policy making and conduct of the Companys relationship with creditors, shareholders and the financial community. Prior to joining the Company, from 1988 to 1995, Mr. Carr was Director of Business Administration for LXE, Inc., a public company providing wireless data communications products worldwide. From 1981 to 1988 he was Controller for UTL Corporation, a public company providing advanced communications systems for Government and commercial applications internationally. Prior to 1981 he was a senior auditor with Coopers & Lybrand.

	Luther Maners - Vice President of Sales and Marketing - Transportation and Entertainment. Mr. Maners joined the Company in January 1996 as Vice President - AirView Sales with responsibility for sales management and marketing support for the AirView products of the Company. From 1986 to 1996, Mr. Maners was Vice President of
Sales for Burns Aerospace, a worldwide supplier of aircraft seats and cabin management system integration. His responsibilities included overall sales management and direct account responsibility for selected airline and major leasing companies. From 1980 to 1986, he held various direct sales management positions at Burns Aerospace. From
1981 to 1986, Mr. Maners was Director of Contract Services for World Airways, a company providing third party contract aircraft maintenance services worldwide.

	Kevin Sheldon - Secretary.  Mr. Sheldon re-joined the
Company in August of 1996 as General Counsel with responsibility for the legal, risk management and human resource affairs of the Company. Mr. Sheldon was appointed to the position of Secretary of the Company in November of 1996. Prior to joining the Company, from 1994 to 1996, Mr. Sheldon was Legal Counsel and Contracts Manager for
LXE, Inc., a public company providing wireless data communications products worldwide. His responsibilities included negotiating and drafting a full range of high technology commercial licenses and various other agreements as well as managing the contractual aspects of LXEs distribution channels. He served his first term with the Company from 1992 to 1994 as its Corporate Counsel. Prior to that, Mr. Sheldon was in private practice at the law firm of Brown Raysman and Millstein in New York from 1990 to 1992 where he specialized in high technology commercial transactions. Mr. Sheldon is the son-in-law of Wilbur
Riner and Barbara Riner.

	Marc Doyle -  Director. Mr. Doyle joined the Company in
July 1995 as a director. Mr. Doyle founded in 1988, and is currently President of, Doyle & Associates, a program development and production company for television and industrial video material. From 1974 to 1988, Mr. Doyle was Director of Station Operations at WAGA-TV, a CBS affiliate, responsible for managing program acquisition and development as well as operational functions such as program production and marketing. During his tenure at WAGA, Mr. Doyle was a three time Emmy award winner and produced numerous award winning programs.

	James Newman - Director.  Mr. Newman joined the
Company in July 1995 as a director. Mr. Newman, a behavioral scientist, founded and has managed the PACE organization, a motivational development company, providing tools for increased success to top executives and sales professionals since 1961. Mr. Newman is a well recognized author and speaker on human behavior topics.









Compliance with Section 16(a) of the Securities Exchange Act

	Section 16(a) of the Securities Exchange Act of 1934 requires the Companys directors and officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that persons subject to the reporting requirements complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 1996.

PART III

Item 10.    Executive Compensation

	The following table sets forth certain information, for the years ended December 31, 1996, 1995 and 1994, with respect to compensation paid or accrued by the Company to the Company's Chief Executive Officer and to each of the most highly compensated other executive officers whose combined salary and bonus compensation for 1996 exceeded $100,000.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long Term
	Compensation

Name and
Principal Position
Year
Salary
Bonus
Other annual
Compensation
Securities
Underlying
Options/SARs (#)
Wilbur Riner, Chairman and Chief
Executive Officer
1996
1995
1994

  $101,414
85,000
  85,000(1)


-0-
-0-
-0-
$24,375(2)
23,400(2)
6,300(2)

20,000
-0-
-0-


(1)	Includes $10,229 of accrued salary owed to Wilbur Riner as of
December 31, 1994.
(2)	Consists of the following:


Automobile
Allowance
Commissions
Total
Wilbur Riner --- 1996
$5,625
 $18,750
$24,375
Wilbur Riner --- 1995
5,400
18,000
23,400
Wilbur Riner --- 1994
5,400
900
6,300


	Mr. Riner, from time to time, provided significant assistance to the Company's sales and marketing staff in effecting sales of the Company's products, for which sales he received commission compensation.


Option/SAR Grants in Last Fiscal Year

	The following table sets forth certain information with respect to individual grants of stock options and freestanding SARs made to named executive officers during the year ended December 31, 1996.

			Individual Grants



Name
Number of
Securities
Underlying
Options/
SARs
Granted
% of Total
Options/
SARs
Granted to
Employees
in Fiscal
Year
Exercise
of Base
Price
($/Sh)
Expiration
Date
Wilbur Riner
70,000
3.7%
$8.750
7/23/06



Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

	The following table sets forth certain information with respect to the exercise of stock options and freestanding SARs by each of the named executive officers during the last completed fiscal year, and the fiscal year-end value of unexercised options and SARs for the last completed fiscal year.


Name
Shares Acquired
on Exercise (#)
Value
Realized ($)
Number of
Securities
Underlying
Unexercised
Options/SARs
at FY-End (#)
Exercisable/
Unexercisable
Value of
Unexercised
In-the-Money
Options/SARs
at FY-End ($)
Exercisable/
Unexercisable

Wilbur Riner

-0-

-0-

0 /
70,000

$0 /
 $70,000



Compensation of Directors

Directors who are employees of the Company receive no remuneration for their service as directors of the Company. Pursuant to the Companys 1995 Stock Option Plan for Non-Employee Directors, directors who are not employees of the Company receive for their services, on the date first elected as a member of the Board and on each anniversary thereafter if they continue to serve on the Board of Directors, an automatically granted option to acquire 1,000 shares of the Companys common stock at its fair market value on the date of grant;
such options become exercisable in two equal annual installments if the individual continues at that time to serve as a director, and once exercisable remain so until the fifth anniversary of the date of grant. The Company reimburses directors for travel and lodging expenses, if any, in connection with attendance at Board meetings.


Employment Contracts and Termination of Employment and
Change-in-Control Arrangements

	All of the Company's executive officers are employed under contracts approved by the Board of Directors.

	Wilbur L. Riner serves as Chief Executive Officer of the
Company pursuant to the terms of a five-year employment agreement which terminates on October 31, 1998. Mr. Riner receives an annual base salary of $101,414 per year. The employment agreement provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $470 per month, the aggregate value of which is estimated at approximately $5,640 per year.

	Barbara L. Riner serves as President of the Company pursuant to the terms of a five-year employment agreement which terminates on October 31, 1998. Ms. Riner receives an annual base salary of $66,760 per year. The employment agreement provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $450 per month, the aggregate value of which is estimated at approximately $5,400 per year.

	James E. Riner serves as Vice President of Research and Development and Engineering pursuant to the terms of a five-year employment agreement which terminates on October 31, 1998.
Mr. Riner receives an annual salary of $86,790 per year. The employment agreement provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $300 per month, the aggregate value of which is estimated at approximately $3,600 per year.

	Bryan Carr serves as Vice President - Finance and Chief
Financial Officer of the Company pursuant to the terms of an employment agreement which terminates on October 31, 1998.
Mr. Carr receives an annual base salary of $100,000 per year and commissions of .5% for net sales which exceed $500,000 in a fiscal month. The employment agreement provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $400 per month, the aggregate value of which is estimated at approximately $4,800 per year.

	Luther Maners serves as Vice President - AirView Sales of the Company pursuant to the terms of an employment agreement which terminates on January 11, 1999. Mr. Maners receives an annual base salary of $82,000 per year. The employment agreement provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $450 per month, the aggregate value of which is estimated at approximately $5,400 per year.

	Kevin D. Sheldon serves as General Counsel and Secretary of the Company pursuant to the terms of a three-year employment agreement which terminates on December 6, 1999. Mr. Sheldon receives an annual base salary of $70,000 per year. The employment agreement provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $400 per month, the aggregate value of which is estimated at approximately $4,800 per year.

Board Compensation Committee Report on Executive
Compensation

	The Board of Directors of the Company has decided that the best way to attract and retain capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries, is to enter into employment agreements with its senior executive officers. During the fiscal year ended December 31, 1996, Messrs. Wilbur Riner, James Riner, Bryan Carr, Luther Maners and Kevin Sheldon and Ms. Barbara Riner were all under contract with the Company. This enabled the Board to concentrate on particular employment contracts rather than on the formulation of more general compensation policies for all management and other personnel. As of April 1, 1997, all of the Companys senior executive officers were employed under contracts approved by the full Board of Directors. The Company believes that its compensation levels as to all of its employees are comparable to industry standards.

	In setting levels of compensation under such employment contracts, including that of Mr. Wilbur Riner as Chairman and Chief Executive Officer, and in approving managements compensation of all other Company employees, the Board of Directors evaluates the Companys overall revenue levels, the contribution of particular individuals to Company performance and industry compensation standards. Applying those standards, the Companys Compensation Committee in 1996 approved a fifteen percent increase in the compensation to Messrs. Wilbur Riner and James Riner and Ms. Barbara Riner. The members of the Companys Board of Directors Compensation Committee are Messrs. Bryan Carr, Mark Doyle and
James Newman.

Item 11.    Security Ownership of Certain Beneficial Owners and
Management

	The following table sets forth certain information concerning shares of the Companys Common Stock beneficially owned as of April
1, 1997 by the Companys directors and namned officers, and as of December 31, 1996 by persons who beneficially own more than 5% of the Common Stock. Except as otherwise indicated, the named person has sole voting power and sole investment power of the securities.

 Name and Address of Beneficial Owner


Number
Percent



Shares Beneficially
Owned

Wilbur Riner (2)(3)


0
0
Barbara Riner (2)(4)


538,044
15.6
James Riner (2)(5)


86,134
2.5
Bryan Carr (2)(6)


73,500
2.1
James Newman, PO Box 1378, Studio City, CA 91614 (7)


1,500
0
Marc Doyle, PO Box 8688, Atlanta, GA 30306 (7)


500

Focus Financial Corp. (8)


627,561
18.2
Infinity Fund L.P. (9)


271,861
7.9
Officers and Directors as a Group (10 Persons) (10)


862,344
25.1


(1)	As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment power with respect to all shares shown as beneficially owned by them.

(2)	The business address for the named person is 1324 Union Hill
Road, Alpharetta, Georgia 30201.

 (3)	Does not include 490,120 shares held by Barbara Riner, the
wife of Wilbur Riner. Also does not include options exercisable within 60 days of April 1, 1997 to purchase an aggregate of 47,924 shares held by Barbara Riner. Mr. Riner has disclaimed all beneficial interest in the shares held by his wife.

 (4)	Includes options exercisable to acquire 47,924 shares. Barbara
Riner is the wife of Wilbur Riner.

(5)	Includes options exercisable to acquire 6,848 shares of the
Companys common stock.

(6)	Includes options exercisable to acquire 42,500 shares of the
Companys common stock.

(7)	Includes options exercisable to acquire 500 shares of the
Companys common stock.

(8)	The business address of Focus Financial Corp. is 9341 Collins
Avenue, Suite 804, Surfside, Florida 33154. Includes 80,100 shares with sole voting power and 547,461 shares with shared voting power; and includes 80,100 shares with sole investment power and 547,461 shares with shared investment power. All information is derived from Securities and Exchange Commission filings.

(9)	The business address for Infinity Fund L.P. is 3565 Piedmont
Road, N.E., 3 Piedmont Center, Suite 210, Atlanta, Georgia 30305.
All such information is derived from Securities and Exchange
Commission filings.

(10) Includes options, which are exercisable to acquire 114,371 shares by officers, directors and key employees of the Company.


Certain Relationships and Related Transactions

In March 1996, Barron Chase, the lead underwriter of its May
1995 initial public offering released certain lock-up restrictions on the holders of the Companys common stock, by (I) immediately releasing transfer restrictions on approximately 58,000 shares of common stock underlying stock options granted to members of management in January 1995 under the Companys employee stock option plan, (II) effective January 1, 1997, releasing transfer restrictions on another approximately 58,000 shares of common stock underlying stock options granted to members of management in January 1995 under the employee stock option plan, and (III) effective May 11, 1996, releasing transfer restrictions on shares of common stock purchased by shareholders prior to the date of the Companys
May 1995 initial public offering other than the shares held by management and members of the immediate family of Wilbur Riner, the Chairman and Chief Executive Officer of the Company.

The Company purchased property and equipment in the amount of $89,668, on May 26, 1995, from Wilbur Riner, Chairman and Chief Executive Officer of the Company. Mr. Riner acquired the property in 1990 for approximately $115,000. Prior to its purchase by the Company, the acquired property had been used in the Companys business operations.



Item 13.    Exhibits and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

Exhibit
	Description________________________________________
_______

3.1	Amended and Restated Certificate of Incorporation
of Registrant (including all
amendments thereto). (5)

3.2	Amended and Restated By-laws of Registrant. (5)

4.1 Specimen certificate of common stock. (1)
4.2 Warrant to Purchase Common Stock of the
Registrant. (6)
4.3 	Stock Option Plan , including form of Stock Option
Agreement. (1)
5.1	Opinion of Greenberg, Traurig, Hoffman, Rosen,
Lipoff & Quental, counsel to the Registrant. (6)
10.1 	Employment Agreement, dated November 1, 1993,
by and between the Registrant
		and Wilbur L. Riner. (1)

10.2 	Employment Agreement, dated November 1, 1993,
by and between the Registrant
		and Barbara L. Riner. (1)

10.3 	Employment Agreement, dated November 1, 1993,
by and between the Registrant
		and James E. Riner. (1)

10.4 	Employment Agreement, dated November 1, 1993,
by and between the Registrant
		and Stephen H. Stethers. (1)

10.5 	Employment Agreement, dated July 15, 1995, by and
between the Registrant
		and Bryan R. Carr. (4)

10.6 	Employment Agreement, dated December 31, 1995,
by and between the Registrant
		and Kevin Sheldon.

10.7 	Employment Agreement, dated January 11, 1996, by
and between the Registrant
		and Luther Del Maners. (4)

10.8	$20,000 Demand Promissory Note of the Registrant,
dated April 1, 1993, made to
the order of Barbara L. Riner. (1)

10.9	Letter Agreement with Barbara Riner dated
September 15, 1994. (1)

10.10	Promissory Note, dated September 1, 1994, made by
the Company to the order of
		Wilbur Riner. (1)

10.11	Promissory Note, dated September 1, 1994, made by
the Company to the order of
		Barbara Riner. (1)

10.12	 Promissory Note, dated September 1, 1994, made by
the Company to the order of
		James Riner. (1)

10.13	 Promissory Note, dated September 1, 1994, made by
the Company to the order of
		Stephen Stethers. (1)

10.17	Agreement, dated January 10, 1994, by and between
the Company and Computer
		Alliance (Pty) Ltd. (South Africa distribution). (3)

10.18	Business Partner Agreement, dated February 24,
1995, by and between the Company
		and Conhan Co. Ltd. (South Korea distribution). (3)

10.19	1995 Stock Option Plan for Non-Employee
Directors. (4)

10.20	Note and Security Agreement, dated November 27,
1995, by and between the Company
		and Wachovia Bank of Georgia N.A. (4)

10.21	Collateral Assignment Agreement, dated November
27, 1995, by and between the
		the Company and Wachovia Bank of Georgia N.A.
(4)

10.22	Note and Security Agreement, dated May 26, 1995,
by and between the Company
		and Wachovia Bank of Georgia N.A. (4)

23.1 Consent of Coopers & Lybrand L.L.P. (6)

23.2 Consent of Ernst & Young LLP. (6)

23.3 Consent of Greenberg, Traurig, Hoffman, Rosen,
Lipoff &Quental (included in Exhibit 5.1) (6)

27 Financial data schedule

______________________

1. Incorporated by reference, filed as an exhibit with the Companys Registration Statement on Form
	SB-2 on October 26, 1994. SEC File No. 33-85654.
2. Incorporated by reference, filed as an exhibit with Amendment No. 1 to the Companys Registration
	Statement on Form SB-2 on March 24, 1994.
3. Incorporated by reference, filed as an exhibit with Amendment No. 2 to the Companys Registration
	Statement on Form SB-2 on April 27, 1995.
4. Incorporated by reference, filed as an exhibit with the Companys Annual Report on Form 10KSB for the fiscal year ended
December 31, 1995 on April 12, 1996.
5. Incorporated by reference and filed as Exhibits to Report on Form 8-K filed with the Securities and Exchange Commission on June
21, 1996 File No. 1-13760.
6. Incorporated by reference, filed as an exhibit with the Companys Registration Statement on Form
	S-3 on June 28, 1996. SEC File No. 33-07093.




(b)  Reports on form 8-K:

	None

SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized, in the city of Alpharetta, State of Georgia.


						THE
NETWORK CONNECTION, INC.




Dated:  April 15, 1997				By: /s/ Wilbur R.
Riner___________________
							Wilbur
L. Riner

	Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report ha been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature				Title
		           Date


/s/ Wilbur L. Riner________________	Chairman, Chief
Executive Officer		    April 15, 1997
Wilbur L. Riner				and Director


/s/ Bryan R. Carr_________________	Vice President - Finance,
Chief Financial	    April 15, 1997
Bryan R. Carr				and Principal Accounting
Officer and
					Director

/s/ James E. Riner________________	Vice President -
Engineering		    April 15, 1997
James E. Riner				and Director


/s/ Marc Doyle___________________	Director
		    April 15, 1997
Marc Doyle


/s/ James Newman________________	Director
		    April 15, 1997
James Newman