Form 10QSB
period 1997-03-31
NETWORK CONNECTION INC
filed 1997-05-14
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31,1997

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


APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 1997, the registrant had outstanding 4,093,602 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes [   ]
No  [ X ]



TABLE OF CONTENTS



ITEM
			PAGE(S)

PART I. FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS (Unaudited)

	Balance Sheet			March 31,1997
			3,4

	Statements of Operations		Three Months Ended
 March 31,1997 and 1996
			5

Statements of Cash Flows		Three Months Ended
				March 31,1997 and 1996
			6

Notes to Financial Statements	March 31,1997
			7


2.  Management's Discussion and Analysis of Financial Condition and
Results
       of Operations
			8,9


PART II.  OTHER INFORMATION

5.  Other Information
			10

6.  Exhibits and Reports on Form 8-K
			10



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NETWORK CONNECTION, INC.
BALANCE SHEET
(Unaudited)

										March 31,
										1997
ASSETS
Current assets:
Cash										$1,143,982
Restricted cash								1,000,000
Accounts receivable, less allowance of $220,792 (Notes)	2,971,917
Inventory									490,098
Prepaid expenses								196,839
										------------------
Total current assets							5,802,836

Property and equipment:
Land										150,000
Building and improvements						814,615
Furniture, fixtures and equipment					1,707,965
Software									47,971
Vehicles									196,839
										------------------
										2,833,795
Less accumulated depreciation						(680,035)
										------------------
										2,153,760
Other assets, net								105,051
										------------------
Total assets								$8,061,647
										===========


THE NETWORK CONNECTION, INC.
BALANCE SHEET
(Unaudited)

										March 31,
										1997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses				$1,013,604
Payable to shareholders							68,851
Current portion of long-term debt and capital lease obligations
										35,066
										--------------------
Total current liabilities						1,117,521

Long-term debt, less current portion				235,900
Obligations under capital leases, less current portion	10,916
										---------------------
Total liabilities								1,364,337

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none

Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 3,419,304 shares 			3,419

Additional paid-in capital						11,230,927
Accumulated deficit							(4,537,036)
										--------------------
Total shareholders' equity 						6,697,310
										--------------------
Total liabilities and shareholders' equity 			$8,061,647
										============


THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


								Three Months		Three Months
								Ended				Ended
								March 31, 1997		March 31, 1996

Revenues							$2,307,816 			$571,398
Cost of revenues						1,497,313			380,387
								---------------------------------------
Gross profit						810,503			191,011

Selling, general and administrative			902,810			802,550
								---------------------------------------
Operating (loss) income					(92,307)			(611,539)
Interest expense						(19,593)			(31,373)
Other income						1,372 			10,909
								---------------------------------------
Net loss							($110,528)			($632,003)
								============		============
Net loss per share					($0.03)			($0.26)
								============		============

Shares used in per share calculation		3,185,908			2,470,000
								============		============


THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

e months
Ended
Three months
Ended





March 31,
March 31,





1997

1996







Operating activities
Net loss									($110,528)	($632,003)
Adjustments to reconcile net loss to net cash used
in operating activities
  Depreciation and amortization					52,500	60,000
Changes in operating assets and liabilities:
  Accounts receivable							(1,166,638)	3,029
  Inventory									618,312	26,725
  Prepaid expenses and other assets					(78,105)	(134,659)
  Accounts payable and accrued expenses				(164,308)	(456,031)
										---------------------
Net cash used in operating activities				(848,767)	(1,132,939)

Investing activities:
(Purchase) of property and equipment				(46,847)	(107,401)
(Purchase) sale of short-term investments				495,713	(1,500,000)
										-------------------
Net cash (used in) provided by investing activities		448,866	(1,607,401)

Financing activities:
Payment of bank borrowings under line of credit			(496,000)	0
Net proceeds from issuance of stock					2,051,484	3,040,001
Payment of long-term debt and capital lease obligations	(11,601)	(16,089)
										-------------------
Net cash provided by financing activities				1,543,883	3,023,912
										-------------------
Net change in cash							1,143,982	283,572
Cash at  beginning of period						1,000,000	27,445
										-------------------
Cash at end of period							$2,143,982	$311,017
										======================



THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL
STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form
10-KSB.

Net Loss Per Common Share

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period.

Accounts Receivable

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms, usually secured by irrevocable letters of credit, for certain sales. Accounts receivable at March 31,1997 consisted of approximately
$1,379,000 from sales to such customers with extended credit terms of up to 180 days based on the nature of the project.

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

Warrant Redemption

On February 26, 1997, the Company announced it would redeem in whole its unexercised publicly traded Redeemable Common Stock Purchase Warrants ( the "Warrants") on March 31, 1997 at the redemption price of $.25 per Warrant. On March 18, 1997 the Company extended the date of redemption until April 30, 1997. At March 31, 1997, proceeds from the exercise and conversion of Warrants to common stock were $1.8 million. At April 30,1997, the redemption date, net proceeds from the exercise of Warrants to common stock were $5.26 million, representing the successful conversion to common stock of 99.7% of the unexercised Warrants.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues increased 304% to $2.3 million for the quarter ended March 31,1997 from $571,398 for the quarter ended March 31, 1996. This increase primarily resulted from increased international sales through the Company's Korean reseller and initial sales to new strategic alliance partners.

Gross profit as a percentage of revenues increased to 35% during the quarter ended March 31,1997 as compared to 33% for the same period in 1995. This increase was primarily due to a higher percentage of revenues generated during the 1997 period from larger superserver systems sales with higher average margins and a shift from initial sales with lower margins to full production for customers with multiple site deliveries over several months. Gross margins for any particular period are not necessarily indicative of the results that may occur in any future period due to factors including, but not limited to, changes in product mix, fluctuating component cost, critical component availability and industry competition.

Selling, general and administrative expenses increased by $109,953 (14%)
for the quarter ended March 31,1997, as compared to the same 1996 period. This increase related primarily to expenses, which were not incurred in the respective period in 1996, for additional (i) marketing costs (including advertising, trade show, public relations, bidding and proposal and demonstration expenses) and; (ii) employment of sales and marketing personnel and related payroll costs. Management of the Company believes the investments in sales and marketing will result in increased revenues and sales backlog for the remainder of 1997.

The Company anticipates that it will continue to invest in its marketing and sales generation strategy (increasing advertising, trade show, demonstration and proposal expenses and sales and marketing personnel, with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performance.

Changes in interest expense are attributable to changes in average outstanding borrowings during the periods presented. Other income results from interest income on restricted cash and short-term securities.

Liquidity and Capital Resources; Certain Transactions

During the three months ended March 31,1997, the Company's cash increased $1.14 million principally due to the net proceeds from the issuance of common stock of $2.05 million and the sale of short term investments of $495,713 offset by cash used in operating activities of $848,767 and the purchase of property and equipment of $46,847. The negative change in cash from operating activities primarily resulted from a net loss of $110,528 and an increase of $1.17 million in accounts receivable, offset by a decrease in inventory of $618,312. The reduction in cash from operating activities was offset by depreciation and amortization of $52,500. Backlog at March 31, 1997 was approximately $4.4 million.

The Company's primary source of funds at March 31,1997 consisted of $2.14 million in cash and funds available under a $1.00 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which were restricted from use by the fact that they were pledged as collateral for the availability of the line of credit. The line of credit which expires May 1997 bears interest at an annual rate of 6.92%. At March
31,1997, the Company had no borrowings outstanding under the line of credit. At April 30, 1997, the Company's cash position increased to approximately $5.5 million as a result of the exercise and conversion to common stock of the warrants described below.

The Company had outstanding at March 31,1997, 684,456 Redeemable
Common Stock Purchase Warrants (the "Warrants") of the Company.
Each Warrant entitled the registered holder thereof to purchase, at any time during the period commencing on May 11, 1995, one share of Common Stock at a price of $5.00 per share, subject to adjustment under certain circumstances, through May 11, 1998. On February 26, 1997, the Company announced it would redeem in whole its unexercised publicly traded Warrants on March 31, 1997 at the redemption price of $.25 per Warrant. On March 18, 1997 the Company extended the date of redemption until April 30, 1997. At March 31, 1997, proceeds from the exercise of Warrants to common stock were $1.84 million. At April 30,1997, the redemption date, net proceeds from the exercise of Warrants to common stock were $5.26 million, representing the successful conversion to common stock of 99.7% of the unexercised Warrants.

Capital expenditures for the purchase of property and equipment for the three months ended March 31,1997 were $46,847, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities. During 1997, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of March 31,1997, in the aggregate amount of $247,613, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

The Company believes that its working capital requirements will increase throughout 1997 and beyond. The Company believes that currently available cash, the proceeds received from the exercise of Warrants and funds generated from operations, if any, further expansion of terms with trade creditors and the existing line of credit will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1997 and thereafter will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships or for expansion of additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.


PART II.  OTHER INFORMATION


Item 5. Other Information

	None

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits

		27.  Financial Data Schedule

(b)  Reports on Form 8-K

	None

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						THE NETWORK
CONNECTION, INC.
							(Registrant)


Date:  May 14, 1997			By:__/s/ Wilbur
Riner________________________________
							Wilbur Riner
							Chairman
and Chief Executive Officer

					By:__/s/ Bryan R.
Carr________________________________
							Bryan R.
Carr
							Chief
Financial and Principal Accounting Officer





3

13