Form 10QSB
period 1997-06-30
NETWORK CONNECTION INC
filed 1997-08-13
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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


APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 1997, the registrant had outstanding 4,109,690 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes [   ]  No
[ X ]



TABLE OF CONTENTS



ITEM
		PAGE(S)

PART I. FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS (Unaudited)

	Balance Sheet			June 30, 1997
		3,4

	Statements of Operations		Three Months and Six Months
Ended
 June 30, 1997 and 1996
		5

Statements of Cash Flows		Three Months and Six Months
Ended
				June 30, 1997 and 1996
		6

Notes to Financial Statements	June 30, 1997
		7


2.  Management's Discussion and Analysis of Financial Condition and
Results
       of Operations
		8,9


PART II.  OTHER INFORMATION

5.  Other Information
		10

6.  Exhibits and Reports on Form 8-K
		10



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NETWORK CONNECTION, INC.




BALANCE SHEET
(Unaudited)

								June 30,
								1997

ASSETS
Current assets:
Cash								$2,968,834
Restricted cash							1,000,000
Accounts receivable, less allowance of $224,335 (Notes)		2,978,903
Inventory							538,300
Prepaid expenses						234,745
							------------------
Total current assets						7,720,782

Property and equipment:
Land							150,000
Building and improvements				832,762
Furniture, fixtures and equipment			1,725,814
Software						50,066
Vehicles						160,299
						------------------
								2,918,941
Less accumulated depreciation					(732,535)
							------------------
								2,186,406
Other assets, net						210,328
							------------------
Total assets							$10,117,516
								==========

THE NETWORK CONNECTION, INC.
BALANCE SHEET
(Unaudited)

								June 30,
								1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses				$727,238
Payable to shareholders						67,422
Current portion of long-term debt and capital lease obligations	34,235
							--------------------
Total current liabilities					828,895
Long-term debt, less current portion				281,289
Obligations under capital leases, less current portion		4,223
							--------------------
--------------------
Total liabilities						1,114,407

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none
Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 4,109,690 shares 			4,110
Additional paid-in capital					14,606,422
Accumulated deficit						(5,607,423)
							--------------------
Total shareholders' equity 					9,003,109
							--------------------
Total liabilities and shareholders' equity 			$10,117,516
								===========
THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended	Three Months Ended	Six Months Ended  Six Months Ended
June 30,		June 30,		June 30,		June 30,
1997			1996 			1997			1996

Revenues
$1,054,764 		$1,460,399		$3,362,580		$2,031,797
Cost of revenues
658,752			1,045,321		2,156,065		1,425,708
----------------------------------------------------------------------
Gross profit
396,012 		415,078			1,206,515		606,089


Selling, general and administrative
1,328,428 		991,809			2,285,238		1,784,667
Research and development
86,944						86,944
----------------------------------------------------------------------
Operating loss
(1,073,360)		(576,731)		(1,165,667)		(1,178,578)
Interest expense
(13,479)		(17,576)		(29,990)		(48,949)
Other net
16,452 			25,784			14,743			27,000
------------------------------------------------------------------------
Net loss
($1,070,387)		($568,523)		($1,180,914)		($1,200,527)
============		============		============		===========
Net loss per share
($0.27)			($0.20)			($0.33)			($0.45)
============		============		============		===========

Shares used in per share calculation
3,931,685		2,838,263		3,558,797		2,654,132
============		============		============		===========

THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

						Six Months
						Ended			Six Months
									Ended
						June 30,		June 30,
						1997			1996

Operating activities
Net loss					($1,180,914)		($1,200,527)
Adjustments to reconcile net loss to net cash used
in operating activities
  Depreciation and amortization			105,000			90,000
Changes in operating assets and liabilities:
  Accounts receivable				(1,173,624)		(827,327)
  Inventory					570,510			13,445
  Prepaid expenses and other assets		(221,289)		(68,658)
  Accounts payable and accrued expenses		(450,674)		93,823
						--------------------------------------
Net cash used in operating activities		(2,351,391)		(1,899,244)

Investing activities:
Purchase of property and equipment		(131,993)		(646,719)
Sale of short-term investments			495,713			(1,331,209)
						--------------------------------------
Net cash (used in) provided by investing activities
						363,720			(1,977,928)

Financing activities:
Proceeds from issuance of long-term debt	48,000			0
Net proceeds from issuance of stock		5,427,670		3,924,132
Proceeds (payment) of bank borrowings on line of credit
						(496,000)		164,000
Payment of long-term debt and capital lease obligations
						(21,736)		(33,570)
Payment of shareholder debt			(1,429)			0
						--------------------------------------
Net cash provided by financing activities	4,956,505		4,054,562
						--------------------------------------
Net change in cash				2,968,834		177,390
Cash at  beginning of period			1,000,000 		27,445
						--------------------------------------
Cash at end of period				$3,968,834		$204,835
						===========		===========


THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL
STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB.

Net Loss Per Common Share

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period.

Accounts Receivable

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms, usually secured by irrevocable letters of credit, for certain sales. Accounts receivable at June 30, 1997 consisted of approximately
$1,456,000 from sales to such customers with extended credit terms of up to 180 days based on the nature of the project.

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

Warrant Redemption

On May 8, 1997, the Company announced that holders of 99.7% of the Company's publicly traded Redeemable Common Stock Purchase Warrants
( the "Warrants") elected to exercise and convert to common stock at $5.00 per share rather than redeem their Warrants, at the redemption price of $.25 per Warrant, raising $5.3 million.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues decreased 28% to $1.1 million for the quarter and increased 66% to $3.4 million for the six months ended June 30, 1997 from $1.5 million for the quarter and $2.0 million for the six months ended June 30, 1996.
This decrease in the second quarter primarily resulted from customer delays in the startup of larger programs awarded in the second quarter. The increase for the six months primarily resulted from increased international sales through the Company's Korean reseller and initial sales to new strategic alliance partners. More sales efforts in 1997 were focused on larger system sales into niche markets of the Company's "turn-key" products
(AirView, CruiseView, TrainView and InnView) which have longer sales cycles and contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 36 months. As a result, the Company received awards for long-term programs with substantial revenue opportunity, if fully completed, at Fairlines ($10-$13 million for AirView), Korean Government School Program ($5.3 million for 400 schools), Department of Defense
Breast Cancer Awareness ($500,000 initial order on $10 million program) and two corporate training customers ($1.7 million).

Gross profit as a percentage of revenues increased by 10 % to 38% during the quarter ended June 30, 1997 as compared to 28% for the same period in 1996. This increase was primarily due to a higher percentage of revenues generated during the 1997 period from larger superserver systems sales with higher average margins and a shift from initial sales with lower margins to full production for customers with multiple site deliveries over several months. Gross margins for any particular period are not necessarily indicative of the results that may occur in any future period due to factors including, but not limited to, changes in product mix, fluctuating component cost, critical component availability and industry competition.

Selling, general and administrative expenses increased $390,619 (39%) for the quarter ended and $500,571(28%) for the six months ended June 30, 1997, as compared to the same 1996 periods. This increase related primarily to expenses, which were not incurred in the respective periods in 1996, for additional (i) marketing expenses (including advertising, trade show, public relations, bidding and proposal and demonstration expenses) associated with the introduction of new products for Courseware on Demand and increased activity in the cruise line market and; (ii) employment of sales and marketing personnel and related payroll and non-recurring legal and administrative expenses related to establishing a sales office in Singapore. Management of the Company believes approximately $250,000 of these expenses are non-recurring and that these investments in sales and marketing will result in increased revenues and sales backlog for the remainder of 1997.

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

Liquidity and Capital Resources; Certain Transactions

During the six months ended June 30, 1997, the Company's cash increased
$3.0 million principally due to the net proceeds from the issuance of common stock of $5.4 million and the sale of short term investments of $495,713, offset by cash used in operating activities of $2.4 million, the payment of bank borrowings under the line of credit of $496,000 and the purchase of property and equipment of $131,993. The negative change in cash from operating activities primarily resulted from a net loss of $1.2 million, a decrease in accounts payable and accrued expenses of $450,674, and an increase of $1.2 million in accounts receivable, offset by a decrease in inventory of $570,110. The reduction in cash from operating activities was offset by depreciation and amortization of $105,000. Backlog at June
30, 1997 was approximately $13.7 million.

The Company's primary source of funds at June 30, 1997 consisted of $4.0 million in cash and funds available under a $1.00 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which were restricted from use by the fact that they were pledged as collateral for the availability of the line of credit. The line of credit, which expires in May 1998, bears interest at an annual rate of 6.92%. At June 30, 1997, the Company had no borrowings outstanding under the line of credit.

On May 8, 1997, the Company announced that holders of 99.7% of the Company's publicly traded Redeemable Common Stock Purchase Warrants
( the "Warrants") elected to exercise and convert to common stock at $5.00 per share rather than redeem their Warrants, at the redemption price of $.25 per Warrant, raising $5.3 million.

Capital expenditures for the purchase of property and equipment for the six months ended June 30, 1997 were $131,993, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities. During 1997, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of June 30, 1997, in the aggregate amount of $247,613, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

The Company believes that its working capital requirements will increase throughout 1997 and beyond. The Company believes that currently available cash, including the proceeds already received from the exercise of Warrants and funds generated from operations, if any, further expansion of terms with trade creditors and the existing line of credit will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1997, and thereafter, will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships or for expansion of additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.



PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

		On June 12, 1997, the Company held its 1997 Annual
Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following directors were elected, with the effect being that their terms continued after the Annual Meeting: Marc Doyle (3,114,141 votes in favor and 214,113 votes against).

	The following additional matters were also voted on and approved at the Annual Meeting, with the following vote tabulations being registered:

	1. That the Corporation appoint Coopers & Lybrand L.L.P. as the Corporation's independent auditors for the fiscal year ending December 31, 1997. The following votes were cast: 3,286,744 in favor; 41,510 against.

	2. That the Corporation authorize and ratify an increase of the number of shares of Common Stock underlying and available for the granting of options under the Corporation's 1994 Employee Stock Option Plan, from the existing 700,000 shares of Common Stock to 1,200,000 shares of Common
Stock. The following votes were cast: 1,187,197 in favor; 625,103 against; 15,135 abstaining; and 1,500,819 broker non-votes.


Item 5. Other Information

	On July 5, 1997, Mr. James Newman, a member of the board of directors, died. The Company intends to find a successor for the board member position held by Mr. Newman.

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits

		27.  Financial Data Schedule

(b)  Reports on Form 8-K

	On May 8, 1997, the Company filed a report on Form 8-K which announced the results of the call for redemption on April 30, 1997, of its publicly traded Redeemable Common Stock Purchase
Warrants.

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						THE NETWORK
CONNECTION, INC.
							(Registrant)


Date:  August 13, 1997			By:__/s/ Wilbur
Riner________________________________
							Wilbur Riner
							Chairman
and Chief Executive Officer

					By:__/s/ Bryan R.
Carr________________________________
							Bryan R. Carr
							Chief
Financial and Principal
Accounting
Officer