Form 10QSB
period 1997-09-30
NETWORK CONNECTION INC
filed 1997-11-14
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

Commission File Number: 1-13760

THE NETWORK CONNECTION, INC.

1324 Union Hill Road
Alpharetta, Georgia 30004
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


APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 1997, the registrant had outstanding 4,152,190 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes [   ]
No  [ X ]



TABLE OF CONTENTS



ITEM
		PAGE(S)

PART I. FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS (Unaudited)

	Balance Sheet			September 30, 1997
			3,4

	Statements of Operations		Three Months and Nine
Months Ended
 September 30, 1997 and 1996
			5

Statements of Cash Flows		Three Months and Nine
Months Ended
				September 30, 1997 and 1996
			6

Notes to Financial Statements	September 30, 1997
			7


2.  Management's Discussion and Analysis of Financial Condition and
Results
       of Operations
			8,9


PART II.  OTHER INFORMATION

5.  Other Information
			10

6.  Exhibits and Reports on Form 8-K
			10



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NETWORK CONNECTION, INC.

BALANCE SHEET
(Unaudited)

								September 30,
								    1997


ASSETS

Current assets:

Cash								$484,135
Restricted cash							1,000,000
Short-term investments						1,618,633
Accounts receivable, less allowance of $224,335 (Notes)		4,927,588
Inventory							1,138,305
Prepaid expenses						258,110
								------------------
Total current assets						9,426,771

Property and equipment:
Land								150,000
Building and improvements					840,023
Furniture, fixtures and equipment				1,886,810
Software							50,395
Vehicles							161,107
								------------------
								3,088,335
Less accumulated depreciation					(785,035)
								------------------
								2,303,300
Other assets, net						375,470
								------------------
Total assets							$12,105,541
								==========


THE NETWORK CONNECTION, INC.
BALANCE SHEET
(Unaudited)

								September 30,
								   1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses				$2,505,175
Payable to shareholders						67,422
Current portion of long-term debt and capital lease obligations	35,066
								--------------------
Total current liabilities					2,607,663

Long-term debt, less current portion				265,2223
Obligations under capital leases, less current portion		7,524
								--------------------
								--------------------
Total liabilities						2,880,410

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none
Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 4,152,190 shares 			4,152

Additional paid-in capital					14,719,611
Accumulated deficit						(5,498,632)
								--------------------
Total shareholders' equity 					9,225,131
								--------------------
Total liabilities and shareholders' equity 			$12,105,541
								===========


THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended	Three Months Ended	Nine Months Ended 	Nine Months Ended
September 30,		September 30,		September 30,		September 30,
1997			1996 			1997			1996


Revenues
$3,518,632		$1,830,312		$6,881,212		$3,862,108
Cost of revenues
2,342,072		1,255,773		4,498,138		2,681,481
----------------------------------------------------------------------------
Gross profit
1,176,560		574,539			2,383,074		1,180,627

Selling, general and administrative
1,008,970 		876,304			3,294,208		2,660,970
Research and development
75,730						162,674
----------------------------------------------------------------------------
Operating income (loss)
91,860			(301,765)		(1,073,808)		(1,480,343)
Interest expense
(7,422)			(48,011)		(37,400)		(101,331)
Other, net
24,354			37,106			39,085			68,478
----------------------------------------------------------------------------
Net income (loss)
$108,792		($312,670)		($1,072,123)		($1,513,196)
============		============		============		===========
Net income (loss) per share
$0.03			($0.10)			($0.28)			($0.55)
============		============		============		===========

Shares used in per share calculation
4,242,520		2,982,043		3,786,704		2,763,435
============		============		============		===========


THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS (Unaudited)


						Nine Months		Nine Months
						Ended			Ended
						September 30,		September 30,
						1997			1996



Operating activities

Net loss					($1,072,123)		($1,513,196)
Adjustments to reconcile net loss to net cash used
in operating activities
  Depreciation and amortization			157,500			180,000
Changes in operating assets and liabilities:
  Accounts receivable				(3,122,309)		(1,521,366)
  Inventory					(29,895)		93,207
  Prepaid expenses and other assets		(409,796)		(103,581)
  Accounts payable and accrued expenses		1,327,263		(48,147)
						--------------------------------------
Net cash used in operating activities		(3,149,360)		(2,913,083)


Investing activities:
Purchase of property and equipment		(301,387)		(878,922)
Purchase of short-term investments		(1,122,920)		(1,337,472)
						-------------------	-------------------
Net cash (used in) provided by investing activities
						(1,424,307)		(2,216,394)


Financing activities:
Proceeds from issuance of long-term debt	48,000			0
Net proceeds from issuance of stock		5,540,901 		4,709,107
Proceeds (payment) of bank borrowings on line of credit
						(496,000)		614,000
Payment of long-term debt and capital lease obligations
						(33,760)		(120,873)
Payment of shareholder debt			(1,429)			0
						--------------------------------------
Net cash provided by financing activities	5,057,802		5,202,234
						--------------------------------------
Net change in cash				484,135			72,757
Cash at  beginning of period			1,000,000		27,445
						--------------------------------------
Cash at end of period				$1,484,135 		$100,202
						===========		===========



THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL
STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form
10-KSB.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding plus weighted average number of common stock equivalents during each period.

Accounts Receivable

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms, usually secured by irrevocable letters of credit, for certain sales. Accounts receivable at September 30, 1997 consisted of approximately $1,530,000 from sales to such customers with extended credit terms of up to 180 days based on the nature of the project.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues increased 92% to $3.5 million for the quarter and increased 78%
to $6.9 million for the nine months ended September 30, 1997 from $1.8 million for the quarter and $3.9 million for the nine months ended
September 30, 1996. This increase in the third quarter revenue primarily resulted from initial deliveries in the startup of larger programs awarded in the first half of fiscal 1997. Nine month results reflect the success realized from the initial implementation of previously announced long-term larger system programs with Fairlines, the Department of Defense Breast Cancer Awareness, and increased shipments on the South Korean Government
High School Program.

Gross profit as a percentage of revenues increased by 2 % to 33% during the quarter ended September 30, 1997 as compared to 31% for the same period in 1996. For the nine month period ended September 30, 1997, gross profit was up 4% to 36% over the prior period in 1996. This increase was primarily due to a higher percentage of revenues generated during the 1997 period from larger server systems sales with higher average gross profit. Gross profit for any particular period are not necessarily indicative of the results that may occur in any future period due to factors including, but not limited to, changes in product mix, fluctuating component cost, critical component availability and industry competition.

Selling, general and administrative expenses increased $132,666 (15%) for the quarter ended and $633,238 (24%) for the nine months ended
September 30, 1997, as compared to the same 1996 periods. This increase related primarily to expenses, which were not incurred in the respective periods in 1996, for additional (i) marketing expenses (including advertising, trade show, public relations, bidding and proposal and demonstration expenses) associated with the introduction of new products for Courseware on Demand and increased activity in the cruise line market and; (ii) employment of sales and marketing personnel and related payroll and non-recurring legal and administrative expenses related to establishing a sales office in Singapore. Management of the Company believes approximately $250,000 of the expenses for the nine month period are non-recurring and that these investments in sales and marketing will result in increased revenues and sales backlog for the remainder of 1997.

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

Liquidity and Capital Resources; Certain Transactions

During the nine months ended September 30, 1997, the Company's cash increased $3.0 million principally due to the net proceeds from the issuance of common stock of $5.5 million, offset by cash used in operating activities of $3.1 million, the payment of bank borrowings under the line of credit of $496,000, the purchase of short -term investments of $1.1 million and the purchase of property and equipment of $301,387. The negative change in cash from operating activities primarily resulted from a net loss of $1.1 million and an increase of $3.1 million in accounts receivable, an increase in prepaids and other assets of $170,105 and an increase in accounts payable and accrued expenses of $1.3 million,. The reduction in cash from operating activities was offset by depreciation and amortization of $157,500. Backlog at September 30, 1997 was approximately $12.0 million.

The Company's primary source of funds at September 30, 1997 consisted of $3.1 million in cash and funds available under a $1.00 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which were restricted from use by the fact that they were pledged as collateral for the availability of the line of credit. The line of credit, which expires in May 1998, bears interest at an annual rate of 7.16%. At September 30, 1997, the Company had no borrowings outstanding under the line of credit.

On May 8, 1997, the Company announced that holders of 99.7% of the Company's publicly traded Redeemable Common Stock Purchase Warrants
( the "Warrants") elected to exercise and convert to common stock at $5.00 per share rather than redeem their Warrants, at the redemption price of $.25 per Warrant, raising $5.3 million.

Capital expenditures for the purchase of property and equipment for the nine months ended September 30, 1997 were $301,387, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities. During 1997, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of September 30, 1997, in the aggregate amount of $241,480, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

The Company believes that its working capital requirements will increase throughout 1997 and beyond. The Company believes that currently available cash, including the proceeds already received from the exercise of Warrants and funds generated from operations, if any, further expansion of terms with trade creditors and the existing line of credit will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the mid 1998, and thereafter, will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships or for expansion of additional sites. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.



PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

		None

Item 5. Other Information

	On August 21, 1997, Mr. Art Bauer, became a member of the board of directors as a successor for the board member position previously held by Mr. James Newman.

	On October 23, 1997, the Securities and Exchange Commission declared effective, registration statements filed on Form S-8, by the Company, to register the underlying common stock for 1,200,000 and 100,000 shares available for issue under the Company's 1994 Employee Stock Option Plan and 1995 Stock Option Plan for Non-Employee Directors, respectively.

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits

		27.  Financial Data Schedule

(b)  Reports on Form 8-K

None

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						THE NETWORK
CONNECTION, INC.
							(Registrant)


Date:  November 14, 1997			By:__/s/ Wilbur
Riner________________________________
							Wilbur Riner
							Chairman
and Chief Executive Officer

					By:__/s/ Bryan R.
Carr________________________________
							Bryan R.
Carr
							Chief
Financial and Principal
Accounting
Officer