Form 10KSB
period 1997-12-31
NETWORK CONNECTION INC
filed 1998-03-30
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to
the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment of this Form 10-KSB.   [    ]


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March
2, 1998, in the over-the-counter market as reported by The Nasdaq SmallCap Market tier of The Nasdaq Stock Market, was approximately $17.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 1998, the registrant had outstanding 4,152,393 shares of its Common Stock.

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

Background and Industry

	During the 1980s, personal computers played an increasingly significant role in the workplace. The need of PC users to share files, applications and peripherals, such as printers, has resulted in the widespread proliferation of LANs. Each LAN requires a network operating system to function. This need is being filled by such products as Microsoft Windows NT, Novell NetWare, Microsoft LAN Manager, SCO UNIX and Banyan VINES, among others. Each LAN also requires a computer to manage its operations. In simple LANs, a dedicated personal computer acts as the LAN's "server." Larger LANs have employed high-end PCs to act as servers.

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

	As organizations continue to migrate toward enterprise networking, superservers that perform more complex and business-critical tasks will be required. Although PCs have adequately addressed simple file serving, even high-end PCs do not have the required performance and input/output ("I/O") capability to meet the needs of large and complex networks efficiently. In addition, as business-critical applications and communication functions are increasingly implemented on the network, network servers need to offer the availability, scalability and upgradability that are characteristic of mainframes and minicomputers.

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

	Sales of the Company's TRIUMPH superservers are made increasingly as "turnkey" systems. The Company sells its products as a complete solution to a customer's needs, rather than as only a "finger in the dike" or a niche filler. In 1995, the Company introduced, hardware, software and services packaged as complete value added system solutions for the travel and transportation commercial markets: (i) "AirView," an in-flight interactive entertainment and cabin management system mounted in individual airline seats, (ii) "TrainView." an in-transit interactive entertainment and railcar management system mounted in individual railcar seats and
(iii) "InnView," an in-room interactive entertainment system for the hotel hospitality market and (iv) "CruiseView," an in-room interactive entertainment system for the cruise ship market. This sales trend is expected to continue, and even to accelerate, as video/multimedia superserver equipment become more and more of a commodity.

The Network Connection Solution

	In 1987, the Company first introduced the initial entry of its TRIUMPH family of superservers, which is designed to provide the compatibility, performance, availability, scalability and upgradability necessary for sophisticated networks. The Company believes that its superservers contain the following features.

	*	Compatibility

	The TRIUMPH family is based upon PC hardware standards and is designed to be compatible with industry standard network operating systems, such as Windows NT, Novell NetWare, Microsoft LAN Manager, SCO UNIX and Banyan VINES, and with new network operating systems as they become available. In addition, the Company's products are designed to be compatible with applications designed to run in such network environments. TRIUMPH superserver use of common PC "interfaces" (e.g., products utilized to increase system functionality in terms of system power and/or special or additional features availability), such as the Small Computer System Interface ("SCSI"), and its employment of Peripheral Component Interconnect ("PCI") and Extended Industry Standard Architecture ("EISA"), also enables the Company's products to connect with hardware produced by third-party vendors. The TRIUMPH superserver also provides for ease of support of a wide range of network connectivity standards.

	*	Performance

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

	*	Availability

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
Microsoft NT Advanced Server.

	*	Scalability

	The TRIUMPH platform is configurable to meet the less demanding requirements of simpler LAN applications and may subsequently be scaled up in the field as the user enlarges its network or implements more sophisticated applications. An additional Intelligent I/O Processor subsystem, an additional Central Processing Unit ("CPU") subsystem, components such as memory chips and disk drives, and PCI/EISA-compatible subsystems such as network interface cards, may be added.

	*	Upgradability

	The TRIUMPH superserver subsystems and disk drives may be replaced economically in the field with higher performance products that either are available today or, presumably become available in the future, without requiring alteration of the network operating system, application software or other hardware.

Product Strategy


Technology and Product Strategy


	*	Support Popular Network Operating Systems

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


	*	Develop Higher Performance Superservers While Maintaining
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

	*	Offer Broad Product Line

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
See "Turnkey Packaging" below.

	*	Turnkey Packaging

	Sales of the Company's TRIUMPH superservers are made increasingly as "turnkey" systems. The Company sells its products as a complete solution to a customer's needs, rather than as only a "finger in the dike" or a niche filler. In 1995, the Company introduced, hardware, software and services packaged as complete value added system solutions for the travel and transportation commercial markets: (i) "AirView," an in-flight interactive entertainment and cabin management system mounted in individual airline seats, (ii) "TrainView." an in-transit interactive entertainment and railcar management system mounted in individual railcar seats and
(iii) "InnView," an in-room interactive entertainment system for the hotel hospitality market and (iv) "CruiseView," an in-room interactive entertainment system for the cruise ship market. This sales trend is expected to continue, and even to accelerate, as video/multimedia superserver equipment become more and more of a commodity.

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

Products

	The current TRIUMPHr product line consists of: the Cheetah Enterprise Video File Server, the M2r Enterprise File Server, the TNXr Large Workgroup File Server, the T4000 Small Workgroup File Server, the T300 and T5000 high end network work stations, and the TNX/C Video
File Encoder.

	The following lists the basic features of each model in the Company's current generation of TRIUMPH products:

VIDEO SERVERS

 Cheetah? Enterprise Video File Server. The Cheetah? or MV2 has the same capabilities as the M2r Enterprise File Server (see below), except that it contains certain configuration enhancements that allow for the support of video applications across entire networks. It is designed to serve up to 300 simultaneous video users per single system and can be rack mounted to achieve up to 336 gigabytes of disk storage.

 Cheetah? Large Workgroup Video File Server. The video capable version of the TNX is very similar to Cheetah? described above, but with reduced work station service capacity and reduced disk storage capabilities. This product sells for between $25,000 to $50,000 per system, depending upon functions and configurations required.

FILE SERVERS

 M2r Enterprise File Server. The Company's top-level non-video file server, it is designed to serve over 1000 work stations. The M2 may contain up to six CPUs and has a disk storage capacity of up to 100 gigabytes. This system contains an enhanced cooling system and RAID 5 and multiple power supplies for support of its large disk hard drive capacity.

 TNXr Large Workgroup File Server. The Company's mid-level file server, it is designed to serve between 40-100 work stations. The TNX may contain up to 6 processors and has a disk capacity of between 12-16 gigabytes. This system may or may not contain disk redundancy features depending upon the needs of the particular customer.

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

"TURN-KEY" PACKAGED SOLUTIONS

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

These systems support live-feed, closed-circuit and satellite based digital television programs in addition to personal interactive entertainment and video/audio on demand, shopping, multi-player games, gambling, shore excursion/ event booking, karaoke and Internet access all simultaneously, independently and with full user control via a wireless television remote control in each room or touch screen display at each seat. In addition, attendant interactive training can be provided at the same time.

Sales and Distribution

	The Company currently distributes its products principally through the efforts of its internal direct sales force and to a much lesser extent through independent sales representatives. In the future the Company intends to offer its products through an augmented internal sales force. The
Company also distributes its superserver products through a select group of network-oriented resellers, including VADs and system integrators, OEMs and international distributors. Currently, the Company's principal means of conducting its sales effort internationally is through trade show attendance, holding end-user seminars to demonstrate Company products, internal and a limited amount of customer on site demonstrations of product use (solely for superserver products), print advertising in trade publications and telemarketing. The Company plans to continue and to accelerate these marketing efforts.

	The Company is also attempting to develop relationships with software and other product vendor "partners" capable of encouraging their customers to purchase the Company's systems in conjunction with their own products on the basis that overall system or product performance will be enhanced. The Company would assist these partner-vendors by determining the configuration of the Company's products that will deliver optimal performance along with the partner-vendor's products.

	The Company's marketing efforts focus on holding end-user seminars and attending trade shows (including international trade shows) as the primary method to create market awareness of the Company and its products. At December 31, 1997, the Company had remote sales offices internationally in Singapore and the United Kingdom.

	The purchase price for the Company's "turn-key" packaged systems for the travel related entertainment market is relatively high depending upon various factors such as the size and type of airplane, train, hotel or ship, and the requested system features. The high system purchase price is anticipated to result in a relatively extensive sales cycle, which will include the evaluation of the Company's technology, a test installation of the system and negotiation of related agreements. The sales cycle is also dependent upon a number of factors beyond the Company's control, such as the financial condition, safety and maintenance concerns, regulatory issues and purchasing patterns of particular operators, and the respective industry generally. As a result, this can result in extremely cyclical buying patterns for the Company's travel related entertainment products. (see "Management's Discussion and Analysis of financial Condition and Operating Results")

Competition

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

	With respect to base configuration TRIUMPH superservers for simple LANs, the Company competes with manufacturers of high-end PCs used as network servers. Competitors offering products in this market include International Business Machines Corporation ("IBM"), Compaq Computer, Inc.and Dell Corporation. One of the principal competitive factors in the market for simple LANs is price, and the economies of scale available to high-end PC manufacturers may permit them to offer their products at a lower price. The Company expects its competitors to continue to improve the performance, availability, scalability and upgradability features of their products. The Company expects all of its competitors in the simple LAN market to improve the distribution channels for their products used as servers.

	With respect to more fully configured TRIUMPH superservers for larger and more complex LANs and more sophisticated or business-critical applications, the Company competes indirectly with manufacturers of mainframes and minicomputers. In addition, certain manufacturers promote their mainframes and minicomputers as being appropriate for use as network servers. Competitors offering products in this market include IBM,
Digital Equipment Corporation, Hewlett-Packard Corporation, National Cash Register Corporation and UNYSIS, Inc. The Company believes that the positive competitive factors in this market include the Company's ability to provide server products with performance and availability characteristic of mainframes and minicomputers, at a significantly reduced cost, as well as with the compatibility to support current and future networking solutions built around industry standard hardware and software. The Company's operating results could, however, be adversely affected if one or more of these competitors elects to compete more aggressively with respect to price or product features of their mainframes or minicomputers. The Company competes in the market for complex LANs with other manufacturers of superservers, including Sun, Silicon Graphics, Ncube, NetFrame and Tricord.
The Company competes in the market for "turn-key" systems for travel related entertainment with other manufacturers of complete systems, including
Rockwell Collins Passenger Systems, BE Aeorspace, Sony Transcom, Matsushita, Interactive Flight Technologies, Allin-Seavision and Trans Digital.
The Company believes that it competes favorably with other manufacturers of superservers and "turn-key" systems with respect to the compatibility, performance, availability, scalability, upgradability and technical support required for sophisticated network computing available with the Company's products. In addition, components of the company's products are smaller, weigh considerably less and consume much less power than those of several competitors. Because these factors affect operating costs for the operator, they may be critical factors for customers.

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

	More sales efforts in 1997 were focused on larger system sales into niche markets of the Company's "turn-key" packaged solutions AirView and CruiseView which have longer sales cycles and will contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 36 months. As a result, the Company has been awarded programs on: (i) Fairlines, a French commercial airline, for the purchase, installation, maintenance and content management of AirView on ten Fairlines MD81 aircraft, of which eight systems had been shipped as of December 31, 1997 and (ii) Star Cruises, an Asian cruise line, for the purchase, installation and maintenance of CruiseView on two cruise ships in August of 1998 and mid-1999, respectively. The Company has not yet received any firm orders for TrainView systems. The Company currently has responded to major requests for proposal and is in various stages of negotiation for CruiseView, InnView, AirView and TrainView systems with multi-year deliveries from some of the world's largest travel related companies. There can be no assurance however, that the Company will successfully negotiate definitive agreements for the purchase of these systems.

	In 1997, three customers accounted for an aggregate of 79% (38% from Fairlines, 30% from Conhan, Ltd. and 11% from the United States government, respectively) of the Company's revenues. The Company's products are often used with other products in large complex projects with long delivery cycles. The Company believes that its sales to the United States government, as well as to state governments and their agencies that make purchases in accordance with federal Government Services Administration ("GSA") guidelines, will continue to grow. The Company is on the GSA list of qualified vendors and descriptions of the Company's products have been recently included as the required design specifications identified in federal government request for proposals distributed to potential vendors.

In an Agreement dated as of June 19, 1997, the Company entered into an AirView Purchase Agreement (the "AirView Agreement") with
Fairlines, a French corporation engaged in the start-up operation of a commercial airlines, for the purchase of 10 AirView systems for installation on
10 Fairlines aircraft. It is estimated by the Company that in the event that all 10 AirView systems are sold to Fairlines under the terms of the AirView
Agreement, the Company will generate over $10 million in gross revenues. Delivery of all AirView systems under the terms of the agreement is expected to be completed by December 31, 1998. The costs of purchase from the Company include the cost of training Fairlines employees for system use, but do not include the cost of system installation which will be provided by Hollingsead under a separate agreement with Fairlines.

In an Agreement dated as of February 13, 1998, the Company entered into a CruiseView Purchase Agreement (the "CruiseView Agreement") with Continuous Network Advisors ("CNA"), on behalf of Star Cruises Management Limited ("Star"), an Ilse of Man corporation engaged in the operation of a commercial cruise line, for the purchase of 2 CruiseView systems for installation on 2 Star cruise vessels. It is estimated by the
Company that in the event that both CruiseView systems are sold to Star under the terms of the CruiseView Agreement, the Company will generate over $5 million in gross revenues. Delivery of both CruiseView systems under the terms of the agreement is expected to be completed by September
30, 1999. The costs of purchase from the Company include the cost of training Star employees for system use and the cost of system installation.

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

	The Company has developed a manufacturing relationship with Hollingsead International for AirView in connection with the Fairlines program in order to permit performance of higher level system manufacturing, integration and test functions to meet the regulatory requirements of the Federal Aviation Administration ("FAA") (See "Government Regulation"). Such arrangements enable the Company to manufacture its other products in its existing facility, thereby avoiding the need to provide for specialized manufacturing processes and additional capacity to meet the needs of the Fairlines program.

	Due to the high cost of grounding an airplane, the Company anticipates that installations are more likely to be scheduled during the off-season for the airline customer, generally the winter months. Because of the manpower and experience required to perform installations, and due to the inherent relationship between installation and the Supplemental Type Certificate ("STC") application and compliance process, the Company has contracted with Hollingsead International to perform system installation on all Fairlines aircraft. The Company anticipates that future installations, if any, will be performed by an experienced third-party subcontractor such as Hollingsead International. (See "-- Government Regulation.")

Intellectual Property

	The Company currently holds no patents, but has a patent application pending with respect to its AirView products and technology. The
Company currently holds federal trademarks, for the marks "TNX", "TRIUMPH", "THE NETWORK CONNECTION", "M2", "M2V" and
"T.R.A.C.", "CHEETAH", "QUAD-CHEETAH", "CHEETAH WORKGROUP", "EDUVIEW", "AIRVIEW", "TRAINVIEW", and has trademark applications pending for the marks, "CRUISEVIEW", "BATTLEVIEW" and "INNVIEW". The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements with all of its employees and other protective measures, to establish and protect its proprietary rights in its products. The Company believes that because of the rapid pace of technological change in the networking industry, legal protection of its proprietary information is less significant to the Company's competitive position than factors such as the Company's strategy, the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. The failure or inability of the
Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

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

Government Regulation

         The installation and use of AirView on any particular aircraft requires prior certification and approvals from the FAA and certification and approvals from aeronautical agencies of foreign governments. Because the installation of the AirView is considered a major modification to an aircraft, the Company must apply for and be granted an STC from the FAA. This is a multi-step process involving required interim approvals. A separate STC will be required with respect to each aircraft type on which AirView will be installed. Once an STC is issued with respect to an aircraft type, the unit may be installed on other aircraft of the same type with the same configuration provided each installation is performed in a manner as specified by the aircraft specific STC. To date, the Company has obtained an STC for Fairlines MD-81 aircraft.

         Because the process of obtaining an STC is highly technical, the Company has entered into agreements with Hollingsead International and its subsidiary Elsinore Aerospace Services (collectively, "Hollingsead") to assist the Company in the application and approval process (see ITEM 1 -
-
"Manufacturing"). Hollingsead is an FAA designated engineering representative experienced in in-flight entertainment systems and has the authority to approve, subject to final FAA review, certain aspects of the Company's STC applications.

         Once the Company identifies the specific aircraft type on which AirView will be installed, it will, through the subcontractor, make application to the FAA for the STC for that aircraft type. Thereafter, the FAA will initially establish the certification criteria required to be met for approval, which will include an in-flight test. The FAA, or its designee (such as Hollingsead), subject to FAA review, will review all necessary certification and technical drawings, manuals and procedures for adequacy and compliance; issue necessary interim approvals including permission to conduct a flight test of AirView; review the results of the flight test; perform inspections to ensure that both the components of AirView and their installation and operation conform to the certification requirements; and issue the STC. The FAA, in the issuance of the STC, will consider such factors as whether
AirView will interfere with the operational and navigational equipment installed on the aircraft; whether the electrical components of AirView are compatible with those of the aircraft; whether the components of AirView installed in the passenger seats will interfere with emergency egress from the aircraft; whether the components of AirView will, if subjected to heat or fire, emit toxic fumes; and similar safety and flight-related concerns.

	In addition, the Company or its subcontractor must obtain from the FAA a Parts Manufacturer Approval ("PMA") with respect to the components of AirView to be installed on each specific aircraft type for which an STC is granted. There can be no assurance that the Company will be issued the STC's and PMA's for which it applies or that if such approvals are granted, that they will be granted within a reasonable time frame or within the amount budgeted by the Company for such approvals. Federal law grants to the FAA the authority to reexamine at any time the basis upon which certification and approval of AirView may be granted and, if appropriate, to amend or revoke such certifications and approvals, subject to certain appeal rights.

         The Company may also be required to obtain certification and approval of AirView from the aeronautical authorities of foreign countries. In many cases, through technical working agreements between the FAA and the foreign aeronautical authorities, such authorities will accept the FAA issuance of the STC as approval, although certain countries authorities reserve the right to independently review the data and the compliance criteria which support the issuance of the STC and to reach an independent determination on whether to approve the equipment for installation and operation.
There can be no assurance that necessary foreign government approvals will be obtained, or if obtained, within a reasonable time frame or within the amount budgeted by the Company for this aspect of the project.

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

	The Company performs all of its research and development activities at its headquarters in Alpharetta, Georgia. During 1997 and 1996, research and development expenses totaled $277,527 and $160,276, respectively. The Company intends to continue to invest in research and development.

Employees

	As of December 31, 1997, the Company had 34 full-time employees and 4 part-time employees. None of the employees is covered by a collective bargaining agreement. The Company's success depends to a significant extent upon the performance of its executive officers and other key personnel. The Company considers its relations with its employees to be good.

Item 2.    Property

	The Company's primary operations are performed in its 20,000 square foot, owned facilities located on two acres in Alpharetta, Georgia. The
Company is indebted to an institutional lender as of December 31, 1997, in the aggregate amount of $238,767, for the purchase of this primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
Matters

Market for Common Stock

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TNCX." The following table sets forth the high and low sale prices for the Company's common stock for each quarter of fiscal 1996 and for fiscal 1997 as reported by The
Nasdaq Stock Market:

							High	   Low
		Fiscal 1996:
				First Quarter		$25.375	  $7.625
				Second Quarter		  26.125	    9.875
				Third Quarter		  14.750	    8.500
				Fourth Quarter		  13.750	    8.750

		Fiscal 1997:
				First Quarter		$12.375	  $5.750
				Second Quarter		  12.000     6.000
				Third Quarter		  10.500	    7.000
				Fourth Quarter		  10.375	    5.750



Holders of Record

	At March 2, 1998, there were approximately 59 shareholders of record of the Company's common stock, but the Company believes that there are over 1,000 beneficial shareholders, based upon broker requests for distribution of annual meeting materials.

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

	The market niches for the Company's high-end, high performance, video capable products currently encompass, but are not limited to, applications for education and corporate skills training, product training, hotel, train, ship and airplane video-on-demand and retail facility information kiosks. More sales efforts in 1997 were focused on larger system sales into niche markets of the Company's "turn-key" packaged solutions
AirView and CruiseView, which have longer sales cycles and will contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 36 months. As a result, the Company has been awarded programs on: (i) Fairlines, a French commercial airline, for the purchase, installation, maintenance and content management of AirView on ten Fairlines MD81 aircraft, of which two systems had been installed on Fairlines aircraft and eight systems had been shipped as of December 31, 1997 and
(ii) Star Cruises, an Asian cruise line, for the purchase, installation and maintenance of CruiseView on two cruise ships in August of 1998 and mid-1999, respectively. Due to the fact that all of the markets for this type of product are in their infancy, and their actual aggregate size is impossible to measure accurately, the Company is unable to determine the shares of these markets held by its own products. Nevertheless, Management of the Company expects the video server market to experience significant growth, with the growth to come principally from the high-performance superserver segment of the market.

	In 1997, three customers accounted for an aggregate of 79% (38% from Fairlines, 30% from Conhan, Ltd. and 11% from the United States government, respectively) of the Company's revenues. During 1996, three customers accounted for 67% (38%, 15% and 14%, respectively) of the Company's revenues. The Company's products are often used with other products in large complex projects with long delivery cycles. The Company deferred $3.9 million in revenue and $1.2 million in profit from the shipment of four Airview systems in the fourth fiscal quarter due to notification by
Fairlines, in March 1998, of an unexpected delay in procuring the four aircraft on which the AirView systems will be installed. As a result, four
AirView shipments in the fourth fiscal quarter did not meet the revenue and profit recognition requirements of the Company. The Company expects to experience significant fluctuations in its future quarterly operating results that may be caused by many factors, including the Company's current dependence on and timing issues, not within the Company's control, for large shipments to a limited number of customers in the travel related entertainment market. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

	Enhanced video capability differentiates the Company's products from competing lower cost PC-based server products. To maintain its competitive position the Company is committed to expanding the range of equipment and software features available to its customers. The current principal markets for the Company's superservers are corporate training, education and travel related interactive entertainment. Although training and education applications have in the past been considered a non-critical function that does not appear to be an accurate assessment of the importance of training and education in today's environment. Management of the Company believes that both corporations and academic institutions have significantly expanded their training budgets in recent years, and that a significant percentage of the resulting training and education applications will be provided with video content distributed by network superservers. Such applications demand high performance equipment. Given the magnitude of these budgeted expenditures, despite the high price and technical, high performance requirements of the equipment necessary to meet this application's demands, management believes that departments responsible for administering these budgets will not settle for low performance, PC-based equipment. Travel related entertainment systems generally have been based on broadcast analog distribution rather than digital technology, are not designed for full interactive use and have not been successful in meeting the requirements of today's market applications. Management of the
Company believes this to be a rapid growth market where proven LAN interactive technology which supports the high performance demands of video data, like the Company's products, will become dominant. Management of the Company further believes that although the market for network equipment is currently cost driven, with PC- based servers predominating, the future market for server equipment will be dictated by performance and available features, with video capability being a primary sales motivator.

	The purchase price for the Company's "turn-key" packaged systems for the travel related entertainment market is relatively high depending upon various factors such as the size and type of airplane, train, hotel or ship, and the requested system features. The high system purchase price is anticipated to result in a relatively extensive sales cycle, which will include the evaluation of the Company's technology, a test installation of the system and negotiation of related agreements. The sales cycle is also dependent upon a number of factors beyond the Company's control, such safety and maintenance concerns, regulatory issues and purchasing patterns of particular operators, and the respective industry generally. As a result, this can result in extremely cyclical buying patterns for the Company's travel related entertainment products.

	Insofar as the systems being offered by the Company have not been incorporated as original equipment by airplane, cruise ship, train and hotel manufacturers or builders, the Company's sales of its products to such purchasers are dependent upon its ability to convince major airline, cruise line, train or hotel owners or operators ( the "Operators") to purchase Company systems in connection with initiation of major cabin or room upgrades, a decision over which the Company has little or no control. Once such a decision has been reached by the Operator, the Company must compete with other vendors on the basis of such factors as price, size, weight and features. The Company believes that it presently compares favorably with other competitors in these matters; however, the Company must find ways to overcome concerns about the Company's limited financial resources compared to the significant investment of dollars involved in an interactive entertainment purchase decision by an Operator. In addition, as with all technically-oriented purchases, the Company must contend with the Operators inclination to defer purchase decisions pending future developments. There can be no assurance that customers will decide to buy now rather than wait, that the Company will in fact be able to compete successfully on price, size, weight and features, or that the Company can find a way to adequately address concerns about its own resources.

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

	The Company's marketing strategy encompasses attendance and presentations at targeted trade shows. The Company also targets the establishment of demonstration projects at customer facilities. The latter allows the Company to show-off product capabilities in a specific customer's operational setting. This marketing method is intended to give the prospective customer a "reality" experience at minimal economic or other risk, with the equipment being operated by its own personnel. This method of marketing has an adverse impact on the Company's results of operations in the short-run, by requiring the Company to build the demonstration equipment at its own expense, obtain a minimal rental charge, if any, during the demonstration period, and achieve recoupment of expenses and any "profit" only upon the ultimate sale of the equipment to the customer. Management estimates that approximately one-third of its demonstration projects result in system sales, and believes that this ratio of demonstration projects to actual sales should continue in the future. The proceeds of the Company's 1997 public warrant redemption call and the Private Placement in 1998 (see "Liquidity and Capital Resources") boosted the Company's resources available for additional sales generation (in terms of increased advertising budgets, larger sales and demonstration project personnel and equipment and increased funds to support seminar and trade show attendance), and Management believes that expenditure of the proceeds of such offerings for such marketing activities can lead to increasing levels of revenues from operations in the future.

	To enhance product awareness, image and market credibility, the Company continually considers strategic business alliances and OEM arrangements (original equipment manufacturer agreements) with larger companies in the computer, and other types of equipment, manufacturing industries. Management believes strategic business alliances will play a vital role in achieving success for the Company's products in the travel related entertainment market. The Company will continue to evaluate the advantages and disadvantages to the Company from such arrangements. Management of the Company believes that such strategic relationships will provide the Company with enhanced credibility and access to the greater resources that are needed to be successful in the travel related entertainment markets.

Results of Operations: Year Ended December 31, 1997 Compared With Year Ended December 31, 1996.

Revenues increased 92% to $7.9 million for the year ended December 31, 1997 from $4.1 million for the year ended December 31, 1996. This increase in revenues primarily resulted from initial deliveries in connection with the startup of larger programs awarded in the first half of fiscal 1997, from the initial implementation of long-term larger system programs with Fairlines, the Department of Defense Breast Cancer Awareness, and from increased shipments to the South Korean Government High School Program.

Gross profit as a percentage of revenues increased by 2 % to 33% during the year ended December 31, 1997 as compared to 31% for the same period in 1996. This increase was primarily due to a higher percentage of revenues generated during the 1997 period from larger server and AirView system sales which have higher average gross profit levels. Gross profit for any particular period is not necessarily indicative of the results that may occur in any future period due to factors including, but not limited to, changes in product mix, fluctuating component cost, critical component availability and industry competition.

The Company obtained FAA certification for the Company's AirView system in 1997, which system utilizes its "Cheetah" high performance video servers. Since 1996, research and development activities have been limited to products which represent enhancements of the existing "Cheetah" server to meet the needs of specific market applications. Research and development expense is comprised primarily of the salaries of employees devoted to development. However, fluctuations in the periods presented are due to increased material and outside labor costs associated with the further development in 1997 of the travel related entertainment products.

Selling, general and administrative expenses increased $588,237 (15%) for the year ended December 31, 1997, as compared to the same 1996 period.
This increase related primarily to expenses, which were not incurred in the respective period in 1996, for additional (i) marketing (including advertising, trade show, public relations, bidding and proposal and demonstration expenses) associated with the introduction of new products for
Courseware on Demand and increased activity in the cruise line market, and (ii) employment of sales and marketing personnel and related payroll and non-recurring legal and administrative expenses related to establishing a sales office in Singapore. Management of the Company believes that these investments in sales and marketing will result in increased revenues and sales backlog for 1998.

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

Liquidity and Capital Resources

During the year ended December 31, 1997, the Company's cash increased $24,648 principally due to the net proceeds from the issuance of common stock of $5.4 million as a result of the 1997 warrant redemption call, which was offset by cash used in operating activities of $4.9 million, the payment of bank borrowings under the line of credit of $30,000, the purchase of short-term investments of $142,846 and the purchase of property and equipment of $417,291. The negative change in cash from operating activities primarily resulted from a net loss of $2.0 million and an increase of
$3.1 million in accounts receivable, an increase of $2.3 million in inventory, an increase in prepaid expenses and other assets of $728,070 and an increase in accounts payable and accrued expenses of $3.0 million. The reduction in cash from operating activities was offset by depreciation and amortization of $334,029.

The Company's primary source of funds at December 31, 1997 consisted of $1.2 million in cash, $638,559 from short-term investments and funds available under a $1.0 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which are restricted from use by being pledged as collateral for the availability of the line of credit. The line of credit, which expires in May 1998, bears interest at an annual rate of 7.16%.
At December 31, 1997, the Company had $526,000 of outstanding borrowings under the line of credit.

On May 8, 1997, the Company announced that holders of 99.7% of the Company's publicly traded Redeemable Common Stock Purchase Warrants (the "Warrants") elected to exercise and acquire common stock at $5.00 per share rather than have their Warrants redeemed, at the redemption price of $.25 per Warrant. The Company realized net proceeds of $5.3 million from the exercise of the Warrants.

The Company's products are often used with those produced by other companies in large complex projects. As a result, the Company may grant extended payment terms for certain sales. Accounts receivable at December 31, 1997 consisted of approximately $3.9 million from sales to such customers with extended credit terms of up to 180 days, with the specific credit terms made available being based on the nature of the project.
Management believes that the concentration of credit risk with respect to trade accounts receivable is high due to the limited number of customers whose purchases require large shipments.

The Company's inventory increased between December 31, 1996 and December 31, 1997 primarily due to an increased level of finished goods related to deferred revenue and related costs of shipment of four AirView systems to Fairlines in the fourth quarter of 1997. The associated revenue and profit related to such products was also deferred as the result of a delay by Fairlines to secure aircraft necessary for the installation of the AirView systems.
Management believes that this increase in inventory does not have a material effect on the Company's liquidity due to the fact that substantially all of the Company's current inventory is useable, saleable and readily liquid, and is closely matched with orders in process.

Capital expenditures for the purchase of property and equipment for the year ended December 31, 1997 were $417,291, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities and AirView test equipment. During 1998, capital expenditures are anticipated to be funded through existing working capital or other financing.

Costs incurred to obtain Federal Aviation Association (FAA) certification for the Company's AirView system in the amount of approximately
$615,000 were capitalized in 1997 and are being amortized on a straight-line basis over 10 years, the estimated service life of the AirView system.

The Company is indebted to an institutional lender as of December 31, 1997, in the aggregate amount of $238,787, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor (the "Private Placement") of five-year convertible debt securities (the "Debentures"). Each Debenture was sold for $50,000 and will accrue interest at a rate of 4%
per annum, and is convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of
(i)
$8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share. The Company is obligated to file with the Securities and Exchange Commission, within 45 days of the issuance of the
Debentures, a registration statement with respect to the resale of the shares issuable upon conversion of the Debentures. Each Debenture is convertible, in whole or in part, from time to time upon a date (the "Conversion Date") which is the earlier to occur of (1) 105 days after the March 11, 1998
Original Issue Date or (2) the date that a registration statement with respect to the resale of the Common Stock which may be acquired upon conversion of the Debentures is declared effective by the Securities and Exchange Commission (the "Commission"), subject to the restriction that the
Debenture holder shall be entitled to convert up to 25% of Debentures principal on the Conversion Date, up to 50% of Debentures principal on the first month anniversary of the Conversion Date, up to 75% of Debentures principal on the second month anniversary of the Conversion Date and the entire Debentures principal on the third month anniversary of the Conversion Date.

The Company believes that its working capital requirements will increase throughout 1998 and beyond. The Company believes that currently available cash, including the proceeds already received from the exercise of Warrants, the proceeds from the Private Placement of convertible debt in
March of 1998, funds generated from operations, if any, further expansion of terms with trade creditors and the existing line of credit will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through mid 1998, and thereafter, will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships or for expansion of additional sales locations and demonstration projects. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.


Forward Looking Statements

Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this annual Report on Form 10KSB are forward-looking statements (within the meaning of Section 27 of the Securities Act of 1933, as amended (the "Securities Act") and Section 21 of the
Securities Exchange Act of 1934, as amended (the "Exchange Act") ) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, bet are not limited to, the failure to execute definitive agreements with additional customers on favorable terms or at all, the failure of the Company to receive sufficient financing to perform under any new contracts or to perform sufficient research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the specific industries the Company has targeted, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, and the other risks and uncertainties detailed herein.



Item 7.    Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS


									         Page

Report of Independent Accountants
	24
Balance Sheet as of December 31, 1997
	25
Statements of Operations for the years ended December 31, 1997 and 1996
	27
Statements of Shareholders' Equity for the years ended
   December 31, 1997 and 1996							28
Statements of Cash Flows for the years ended December 31, 1997 and 1996
	29
Notes to Financial Statements							30

Report of Independent Accountants


To the Shareholders and Board of Directors of The Network Connection, Inc.


We have audited the accompanying balance sheet of The Network
Connection, Inc. as of December 31, 1997, and the related statements of operations, shareholder's equity, and cash flows for the years ended December 31, 1997 and 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Network Connection, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
March 25, 1998




THE NETWORK CONNECTION, INC.
BALANCE SHEET

December 31,1997

ASSETS
Current assets:
Cash
$24,648
Restricted cash
1,000,000
Short term investments
638,559
Accounts receivable, less allowance of $149,385
4,936,502
Inventories
3,444,995
Prepaid expenses
266,092
------------------
Total current assets
10,310,796

Property and equipment:
Land
150,000
Building and improvements
761,566
Furniture, fixtures and equipment
2,081,171
Software
50,395
Vehicles
161,107
------------------
3,204,239
Less accumulated depreciation
(961,564)
------------------
2,242,675

Other assets, net
685,762
------------------
Total assets
$13,239,233
==========

THE NETWORK CONNECTION, INC.
BALANCE SHEET
December 31,1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses
$4,168,117
Payable to shareholders
70,929
Borrowings under bank line of credit
526,000
Current portion of long-term debt and capital lease obligations
39,455
--------------------
Total current liabilities
4,804,501

Long-term debt, less current portion
259,106
Obligations under capital leases, less current portion
1,222
--------------------
Total liabilities
5,064,829

Commitments and contingencies (Note 3)

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized, 2,500,000 shares;
  Issued and outstanding, none
Common stock, $.001 par value:
  Authorized,  10,000,000 shares;
  Issued and outstanding, 4,152,393 shares
4,152
Additional paid-in capital
14,622,389
Accumulated deficit
(6,452,137)
--------------------
Total shareholders' equity
8,174,404
--------------------
Total liabilities and shareholders' equity
$13,239,233
============


THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS

For the years ended December 31, 1997
1996

Revenues
$7,848,444
$4,092,023
Cost of revenues
5,044,258
3,050,596
--------------------
--------------------
Gross profit
2,804,186
1,041,427
Selling, general and administrative
4,604,588
4,016,351
Loan origination expense
0
60,000
Research and development
277,527
160,276
--------------------
--------------------
Operating loss
(2,077,929)
(3,195,200)
Interest expense
(61,737)
(99,026)
Other income
114,038
41,327
--------------------
--------------------
Net loss
($2,025,628)
($3,252,899)
============
===========
Basic and Diluted Net loss per share
($0.53)
($1.14)
============
===========
Weighted average shares outstanding
3,845,097
2,846,715
============
===========


THE NETWORK CONNECTION, INC.
STATEMENTS OF SHAREHOLDERS EQUITY

Common
   Stock

Additional
Accumulated
Total

Shares

Amount

PIC
Equity

Balance at January 1, 1996
$2,450,000
$2,450
 $4,498,669
(1,173,610)
3,327,509

   Common Stock sold
300,000
300
2,945,155
2,945,455
   Exercise of warrants to acquire common stock
214,950
215
1,433,685
1,433,900
   Stock option plan
71,760
72
302,316
302,388
   Net Loss
(3,252,899)
(3,252,899)
_________
__________
__________
____________
____________
Balance at December 31, 1996
3,036,710
3,037
9,179,825
(4,426,509)
4,756,353
   Exercise of warrants to acquire common stock
1,065,392
1,065
5,276,763
5,277,828
   Stock option plan
50,291
50
165,801
165,851
   Net Loss
(2,025,628)
(2,025,628)
_________
__________
__________
____________
____________
Balance at December 31, 1997
4,152,393
$4,152
$14,622,389
($6,452,137)
$8,174,404

THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS

Twelve Months
Ended
Twelve Months
Ended
December 31,
December 31,
1997
1996

Operating activities
Net loss
($2,025,628)
($3,252,899)
Adjustments to reconcile net loss to net cash used
in operating activities
  Depreciation and amortization
334,029
271,000
  Allowance for doubtful accounts
0
150,064
  Noncash expenses charged for issuance of common stock options
0
0
Changes in operating assets and liabilities:
  Accounts receivable
(3,131,223)
(331,826)
  Inventories
(2,336,585)
(360,585)
  Prepaids and other assets
(728,070)
(664)
  Accounts payable and accrued expenses
2,990,205
236,665
  Payable to shareholders
2,078
(1,293)
-------------------
-------------------

Net cash used in operating activities
(4,895,194)
(3,289,538)

Investing activities:
Purchase of property and equipment
(417,291)
(1,279,152)
Purchase of short-term investments
(142,846)
(495,713)
-------------------
-------------------
Net cash (used in) provided by investing activities
(560,137)
(1,774,865)
Financing activities:
Proceeds from bank line of credit
30,000
496,000
Proceeds from issuance of long-term debt
18,077
0
Net proceeds from issuance of stock
5,443,679
4,681,743
Payment of long-term debt and capital lease obligations
(11,777)
(140,785)
-------------------
-------------------
Net cash provided by financing activities
5,479,979
5,036,958
-------------------
-------------------
Net change in cash
24,648
(27,445)
Cash at  beginning of year
1,000,000
1,027,445
-------------------
-------------------
Cash at end of year
$1,024,648
$1,000,000
===========
===========

1.   Significant Accounting Policies

Basis of Presentation

The Network Connection, Inc. (the "Company") was incorporated on December 30, 1986. The Company designs, manufactures and distributes computer networking products for use in employee training, academic, telecommunications, entertainment and other industry applications. The Company's products are based upon a proprietary engineered process utilizing non-proprietary personal computer hardware standards with standard major components and subsystems. The Company's products are designed to be compatible with industry-standard network operating systems.

Concentration of Credit Risk

The Company's principal financial instruments subject to potential credit risk are cash and equivalents and trade accounts receivable. The Company invests its cash and credit instruments with highly rated financial institutions and performs periodic evaluations of the relative standing of these financial institutions. Other than for international sales trade accounts receivable are generally unsecured; therefore, the Company is at risk to the extent such amounts become uncollectible.

In 1997, three customers accounted for 79% (38%, 30% and 11%, respectively) of the Company's revenues. In 1996, three customers accounted for
67% (38%, 15% and 14%, respectively) of the Company's revenues.
Management believes that the concentration of credit risk with respect to trade accounts receivable is high due to the limited number of customers requiring large shipments.

Inventories

Inventories consist primarily of components purchased for assembly into products (except for finished goods per Note 12) and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, principally five years, except for buildings for which the life is forty years.

Income Taxes

Under the Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes", the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company provides a valuation allowance for deferred tax assets which are determined by management to be below the threshold for realization established by SFAS 109.

Revenue Recognition

Revenues are recognized when the products are shipped, expiration of rights of acceptance or return and determination that the related receivables are collectible.

Other Assets

Costs incurred to establish and defend trademarks and patents are capitalized. Such costs are amortized using the straight-line method over 20 years.

Costs incurred to obtain Federal Aviation Association (FAA) certification for production and installation on aircraft of the Company's AirView system in the amount of approximately $615,000 were capitalized in 1997. These costs are being amortized on a straight-line basis over 10 years of the estimated service life of the AirView system.

Basic and Diluted Net Loss Per Common Share

Basic and Diluted net loss per common share have been computed by dividing net loss by the weighted average number of common shares outstanding during each period.

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

Advertising Costs

Costs of advertising are expensed when incurred. The Company recognized advertising expenses of approximately $656,000 and $646,000 in 1997 and 1996, respectively.

Recently Issued Accounting Pronouncements

In February 1997, the FASB issued SFAS No. 129, "Disclosure of
Information about Capital Structure," to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard does not currently have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard may in future periods require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided.

2.  Accounts Receivable

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms for certain sales. Accounts receivable at December 31, 1997 consisted of approximately $3.9 million from sales to such customers with extended credit terms of up to 180 days based on the nature of the project. Management believes that the concentration of credit risk with respect to trade accounts receivable is high due to the limited number of customers requiring large shipments.

3.  Commitments and Contingencies

The Company leases certain equipment and office space. Property and equipment includes $102,476 of equipment under capital lease agreements at
December 31, 1997. Accumulated amortization was $26,151 at December 31, 1997. Amortization of leased assets is included in depreciation and amortization expense. The Company also leases certain equipment under noncancelable operating leases that expire in various years through 2002.

Future minimum lease payments required under capital lease obligations and noncancelable operating leases with initial or remaining terms of one year or more are summarized as follows at December 31, 1997:

	Year ending December 31,			Capital
	Operating

1998			    7,102  	  23,288
1999			    1,392		  19,960
2000			           0		  15,288
2001      		           0		    7,644

	Total minimum lease payments			  $8,494
	$66,180
	Less amounts representing interest			       781
	Present value of minimum capital lease payments  	    7,713
	Less current portion				    6,491
	Long-term obligations under capital leases	 	$  1,222

During 1997 and 1996, total rental expense for all operating leases was approximately $36,000 and $36,000, respectively.

To date, the Company has not experienced significant claims under product warranties due to the pass through to end users the warranties that the
Company receives from vendors.

4.  Debt Obligations

Debt obligations consist of the following:
								     1997
1996
Note payable due in varying installments through 2009, interest at prime (8.5% at December 31, 1997) plus 2%, collateralized by certain commercial property and personally guaranteed by two
  shareholders							$238,767
	$249,350
Note payable due in varying installments through 2000, interest
  at 6.9%, collateralized by a vehicle.			   	    40,845
0
Note payable due in varying installments through 2000, interest at
  11.0%, collateralized by a vehicle.				    12,458
16,577
								  292,070	  265,927
Less current portion						    32,964
15,327
								$259,106	$250,600

Aggregate maturities of long-term debt as of December 31, 1997 are as follows:

	1998					   32,964
	1999					   36,004
2000					   24,537
2001 16,457
2002 18,848
Thereafter				  163,260
$292,070


On May 28, 1997, the Company entered into a $1.0 million line of credit agreement with a bank. Outstanding advances bear interest at 7.16% per annum through the maturity date of May 28, 1998. Interest is payable monthly in arrears, commencing January 1, 1998. As of December 31, 1997, there was $526,000 advanced under this line of credit. This line of credit is collateralized by two certificates of deposit in the total amount of $1.0 million and are presented in the balance sheet as restricted cash.

The Company paid interest of approximately $62,000 and $99,000 during fiscal years 1997 and 1996, respectively.

5.  Common Stock and Warrants

On May 8, 1997, the Company announced that holders of 99.7% of the Company's publicly traded Redeemable Common Stock Purchase Warrants (the "Warrants") elected to exercise and acquire common stock at $5.00 per share rather than have their Warrants redeemed, at the redemption price of $.25 per Warrant. The Company realized net proceeds of $5.3 million from the exercise of the Warrants.

6.  Income Taxes

The Company has accounted for income taxes under the liability method required by SFAS 109. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax
purposes. At December 31, 1997, the Company had a net deferred tax asset of approximately $2,940,000 which was totally offset by a valuation allowance because the assets do not meet the criteria for recognition in
SFAS 109. Significant components of the Company's deferred tax liabilities
and assets as of December 31, 1997 and 1996 are as follows:
						1997			1996
	Deferred tax liabilities:
	   Tax over book depreciation		($122,000)		($27,000)
	   Tax over book amortization		              0
(31,000)
	Total deferred tax liabilities		($122,000)
	($58,000)

	Deferred tax assets:
	    Bad debt reserve			  $   57,000		$
27,000
	    Uniform capitalization			       10,000
22,000
	    Book over tax amortization		         9,000
0
	    Charitable contributions		         3,000
0
	    Net operating loss			  3,013,000
1,918,000
	Total deferred tax assets			$3,092,000
$1,967,000

	Net deferred tax assets			 2,970,000		1,909,000
	Valuation allowance			(2,970,000)
(1,909,000)
	Net deferred taxes			$             0		 $
0

The valuation allowance for deferred tax assets as of January 1, 1997 was approximately $1,909,000. The net change in the total valuation allowance for 1997 was approximately $1,061,000. This change resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided.

The Company did not record any income tax expense or benefit from operations for the years ended December 31, 1997 and 1996, respectively. The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate:

						1997	1996
	Statutory Federal income tax rate		34%	34%
	Disallowed meals and entertainment	 (1)	 (1)
	Increase in valuation allowance		(51)	(32)
	Other, net				 18	(1)
	Effective tax rate				 0%	 0%

At December 31, 1997, the Company has net operating loss (NOL) carryforwards of approximately $7,928,000. The NOL's expire, if not utilized, as follows:

	December 31, 2009	$   168,000
	December 31, 2010	$1,027,000
	December 31, 2011	$4,071,000
December 31, 2012	$2,662,000



7.  Related Party Transactions

The Company was owed $27,562 from a shareholder/officer as of December
31, 1997.

On September 1, 1994, the Company entered into four promissory notes in
the aggregate amount of     $69, 290 payable to certain
shareholders/officers for accrued and unpaid salaries owed through August 31, 1994. Under the terms of the notes, outstanding amounts bear interest at 5% per annum, with payments of principal and accrued interest being payable to the extent certain operating cash flow requirements are met. As of
December 31, 1997, $60,248 remained outstanding under these notes.

8.  401(k) Plan

During 1996, the Company established a deferred compensation plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code, whereby substantially all employees are eligible to contribute up to 15% of their pre-tax earnings, not to exceed amounts allowed under the Internal
Revenue Code. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. No employer contributions have been made to the 401(k) Plan by the Company.

9.  Stock Options

Under the Company's 1994 Employee Stock Option Plan (the "Plan"), as amended, the Company has reserved an aggregate of 1,200,000 shares of Common Stock for issuance under the Plan. Options granted under the Plan are for periods not to exceed ten years. Under the Plan, incentive and non-qualified stock options may be granted. All option grants under the Plan are subject to the terms and conditions established by the Plan and the
Stock Option Committee of the Board of Directors. Options must be granted at not less than 100% of fair value for incentive options and not less than
85% of fair value of non-qualified options of the stock as of the date of grant and generally are exerciseable in increments of 25% each year subject to continued employment with the Company. Options generally expire five years from the date of grant. Options canceled represent the unexercised options of former employees, returned to the option pool in accordance with the terms of the Plan upon departure from the Company. The Board of
Directors may terminate the Plan at any time at their discretion.
During 1997, options to purchase 415,000 shares were granted at per share prices ranging from $6.50 to $10.38. Options to purchase 712,328 shares were outstanding at December 31, 1997. Options to purchase 260,578 shares under the Plan were exercisable at December 31, 1997. There were 575,869 options outstanding as of December 31, 1996.

On August 16, 1995, the Company adopted the 1995 Stock Option Plan For Non-Employee Directors (the "Directors Plan") and reserved 100,000 shares of unissued common stock for issuance to all non-employee directors of the Company. The Directors Plan is administered by a committee
appointed by the Board of Directors consisting of directors who are not eligible to participate in the Directors Plan. Pursuant to the Directors
Plan,
directors who are not employees of the Company receive for their services, on the date first elected as a member of the Board and on each anniversary thereafter, if they continue to serve on the Board of Directors, an automatically granted option to acquire 1,000 shares of the Company's common
stock at its fair market value on the date of grant; such options become exercisable in two equal annual installments if the individual continues at that
time to serve as a director, and once exercisable remain so until the fifth anniversary of the date of grant. During 1997, options to purchase
10,000
shares were granted at per share prices ranging from $8.00 to $10.25.
Options to purchase 14,000 shares under the Directors Plan were outstanding at
December 31, 1997. Options to purchase 3,000 shares under the Directors
Plan were exercisable at December 31, 1997. There were 4,000 options to purchase shares under the Directors Plan outstanding at December 31,
1996.
						Shares	       Weighted Average
Exercise Share Price
Options outstanding at December 31, 1994
208,629
4.22
Granted
542,500
8.67
Canceled or expired
(99,500)
8.36
Exercised
(71,760)
4.21
Options outstanding at December 31, 1996
579,869
7.67
Granted
425,000
7.51
Canceled or expired
(208,300)
7.60
Exercised
(50,291)
4.19
Options outstanding at December 31, 1997
746,328
7.85

The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No, 123, "Accounting for Stock Based Compensation" ("SFAS 123") which requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company elected to adopt the disclosure method of SFAS 123. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss and pro forma net loss per share would have been as follows:

					1997		1996
	Net loss: (millions)
		As reported		($2.03)		($3.25)
		Pro forma		($3.44)		($3.98)

	Net loss per share:
		As reported		($0.53)		($1.14)
		Pro forma		($0.89)		($1.40)


The fair value was determined using the Black-Sholes option pricing model incorporating the following range of assumptions in the calculations:

					1997		1996
	Expected life			9.8 years	4.3 years
	Interest rate at grant date		6.19%		5.93%
	Volatility at grant date		78%		72%
	Dividend yield			0%		0%

The following table summarizes information about all options outstanding as of December 31, 1997:

Range of
Exercise Prices
Outstanding
Shares
Outstanding
Weighted
Average Share
Price
Weighted
Average
Remaining
Years In
Contractual
Life
Exerciseable
Shares
Exerciseable
Weighted
Average Share
Price
$2.59 - 2.85
47,078
$2.77
3.61
47,078
$2.77
 4.17 - 6.75
99,000
6.07
4.83
64,250
6.15
7.12 - 9.38
492,250
8.15
8.62
94,250
8.85
9.75 - 13.26
108,000
10.35
6.27
62,500
10.83
$2.59 - 13.26
746,328
$7.85
7.46
268,078
$7.39

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

10.  Subsequent Events

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor (the "Private Placement") of five-year convertible debt securities (the "Debentures"). Each Debenture was sold for $50,000 and will accrue interest at a rate of 4% per annum, and is convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of
(i)
$8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share. The Company is obligated to file with the Securities and Exchange Commission, within 45 days of the issuance of the
Debentures, a registration statement with respect to the resale of the shares issuable upon conversion of the Debentures.

11. Fourth Quarter Adjustments

The Company deferred $3.9 million in revenue and $1.2 million in profit from the shipment of four Airview systems in the fourth fiscal quarter due to notification by the customer, in March 1998, of an unexpected delay by the customer in procuring the four aircraft required for AirView installation.
As a result four AirView shipments in the fourth fiscal quarter did not meet the revenue and profit recognition requirements of the Company. $2.7 million for the direct costs of these AirView systems is reported as inventory in the financial statements at December 31, 1997.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

	None



PART III

Information with respect to Items 9, 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of Form 10-KSB from the
Registrant's Definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed by the Registrant with the
Securities and
Exchange Commission on or before April 30, 1998.



Item 13.    Exhibits and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

Exhibit
	Description_______________________________________________

3.1	Amended and Restated Certificate of Incorporation of Registrant
(including all
amendments thereto). (5)

3.2	Amended and Restated By-laws of Registrant. (5)

4.3 	Stock Option Plan , including form of Stock Option Agreement. (1)

10.1 	Employment Agreement, dated November 1, 1993, by and between the
Registrant
		and Wilbur L. Riner. (1)

10.2 	Employment Agreement, dated November 1, 1993, by and between the
Registrant
		and Barbara L. Riner. (1)

10.3 	Employment Agreement, dated November 1, 1993, by and between the
Registrant
		and James E. Riner. (1)

10.4 	Employment Agreement, dated November 1, 1993, by and between the
Registrant
		and Stephen H. Stethers. (1)

10.5 	Employment Agreement, dated July 15, 1995, by and between the
Registrant
		and Bryan R. Carr.

10.6 	Employment Agreement, dated December 31, 1995, by and between the
Registrant
		and Allan Regenbaum.

10.7 	Employment Agreement, dated January 11, 1996, by and between the
Registrant
		and Luther Del Maners.

10.8	$20,000 Demand Promissory Note of the Registrant, dated April 1,
1993, made to
the order of Barbara L. Riner. (1)

10.9	Letter Agreement with Barbara Riner dated September 15, 1994. (1)

10.10	Promissory Note, dated September 1, 1994, made by the Company to the order of
		Wilbur Riner. (1)

10.11	Promissory Note, dated September 1, 1994, made by the Company to the order of
		Barbara Riner. (1)

10.12	 Promissory Note, dated September 1, 1994, made by the Company to the order of
		James Riner. (1)

10.13	 Promissory Note, dated September 1, 1994, made by the Company to the order of
		Stephen Stethers. (1)

10.14	Securities Purchase Agreement, dated as of June 15, 1994, by and between the
		Company and Stanhope Capital, Inc. (1)

10.15	Right of First Refusal Agreement, dated as of June 15, 1994, by and between the
		Company and Stanhope Capital, Inc. (1)

10.16	Subcontract Agreement, dated as of September 28, 1994, by and between the
Registrant and Wang Laboratories, Inc. (3)

10.17	Agreement, dated January 10, 1994, by and between the Company and
Computer
		Alliance (Pty) Ltd. (South Africa distribution). (3)

10.18	Business Partner Agreement, dated February 24, 1995, by and
between the Company
		and Conhan Co. Ltd. (South Korea distribution). (3)

10.19	1995 Stock Option Plan for Non-Employee Directors. (4)

10.20 Note and Security Agreement, dated November 27, 1995, by and between the Company and Wachovia Bank of Georgia N.A. (4)

10.21 Collateral Assignment Agreement, dated November 27, 1995, by and between the the Company and Wachovia Bank of Georgia N.A. (4)

10.22	Note and Security Agreement, dated May 26, 1995, by and between the
 Company	and Wachovia Bank of Georgia N.A. (4)

10.22 Debenture Purchase Agreement, dated March 11, 1998, by and between The Network Connection, Inc. and KA Investments LDC (without schedules) (6)

10.23 Form of Convertible Debenture, dated March 11, 1998, made by The Network Connection, Inc. (6)

10.24 Registration Rights Agreement, dated March 11, 1998, by and between The Network Connection, Inc. and KA Investments LDC (6)

27	Financial Data Schedule.

______________________

1. Incorporated by reference, filed as an exhibit with the Company's Registration Statement on Form
	SB-2 on October 26, 1994. SEC File No. 33-85654.
2. Incorporated by reference, filed as an exhibit with Amendment No. 1 to the Company's Registration
	Statement on Form SB-2 on March 24, 1994.
3. Incorporated by reference, filed as an exhibit with Amendment No. 2 to the Company's Registration
	Statement on Form SB-2 on April 27, 1995.
4. Incorporated by reference, filed as an exhibit with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 on April 12, 1996.
5. Incorporated by reference, filed as an exhibit with the Company's report on Form 8-K on June 21,1996.
6. Incorporated by reference, filed as an exhibit with the Company's report on Form 8-K on March 17, 1998.




(b)  Reports on form 8-K for the fourth quarter ended December 31, 1997:

	None

SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized, in the city of Alpharetta, State of Georgia.


						THE NETWORK CONNECTION, INC.




Dated:  March 27, 1998				By: /s/ Wilbur R.
Riner___________________
							Wilbur L. Riner
							Chairman and Chief Executive
Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report ha been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Signature				Title
Date


/s/ Wilbur L. Riner________________	Chairman, Chief Executive Officer
	March 27, 1998
Wilbur L. Riner				and Director


/s/ Bryan R. Carr_________________	Vice President - Finance, Chief
Financial	March 27, 1998
Bryan R. Carr				and Principal Accounting Officer and
					Director

/s/ James E. Riner________________	Vice President - Engineering,
Secretary	March 27, 1998
James E. Riner				and Director


/s/ Marc Doyle___________________	Director
	March 27, 1998
Marc Doyle


/s/ Arthur Bauer_________________	Director
	March 27, 1998
Arthur Bauer