Form 10QSB
period 1998-03-31
NETWORK CONNECTION INC
filed 1998-05-15
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

        QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31,1998

                 Commission File Number: 1-13760

                  THE NETWORK CONNECTION, INC.

                      1324 Union Hill Road
                    Alpharetta, Georgia 30004
                         (770-751-0889)

 A Georgia Corporation                       IRS Employer ID No.
                           58-1712432

   Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value per share Registered on The Nasdaq
                          Stock Market
  Common Stock Purchase WarrantsRegistered on The Nasdaq Stock
                             Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.   Yes [ X ]  No [   ]


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 1998, the registrant had outstanding 4,154,943 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes
[   ]  No  [ X ]


                        TABLE OF CONTENTS



ITEM                                                   PAGE(S)

                  PART I. FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheet            March 31,1998
3,4

     Statements of Operations      Three Months Ended
                          March 31,1998 and 1997
                    5

     Statements of Cash Flows      Three Months Ended
                         March 31,1998 and 1997
6

     Notes to Financial Statements March 31,1998
7


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

                                                March 31,
                                                   1998

ASSETS

Current assets:
Restricted cash                                  1,040,000
       Short-term                                  107,284
      investments
         Accounts                                4,418,058
 receivable, less
     allowance of
  $31,547 (Notes)
Inventory                                        3,400,386
Prepaid expenses                                   308,672
                                                ---------
                                                ---------
Total current                                    9,274,400
assets

Property and
equipment:
Land                                               150,000
     Building and                                  762,635
     improvements
       Furniture,                                2,095,827
     fixtures and
        equipment
Software                                            49,998
Vehicles                                           162,773
                                                ---------
                                                ---------
                                                 3,221,233
 Less accumulated                                (1,045,56
     depreciation                                       4)
                                                ---------
                                                ---------
                                                 2,175,669
Other assets, net                                  674,924
                                                ---------
                                                ---------
Total assets                                     $12,124,9
                                                        93
                                                =========
                                                ==

      THE NETWORK
 CONNECTION, INC.
BALANCE SHEET
(Unaudited)

                                                 March 31,
                                                   1998

  LIABILITIES AND
    SHAREHOLDERS'
           EQUITY

Current
liabilities:
 Accounts payable                                $2,709,563
      and accrued
         expenses
Payable to                                           70,929
shareholders
  Current portion                                    39,455
of long-term debt
and capital lease
      obligations
                                                ----------
                                                ----------
                                                -
Total current                                     2,819,947
liabilities

  Long-term debt,                                 2,447,964
     less current
  portion (Notes)
Obligations under                                     1,222
  capital leases,
     less current
          portion
                                                ----------
                                                ----------
                                                ----------
                                                ----------
                                                --
Total liabilities                                 5,269,133

Shareholders'
equity:
 Preferred stock,
  $.01 par value:
      Authorized,
2,500,000 shares;
       Issued and
outstanding, none
    Common stock,
 $.001 par value:
      Authorized,
       10,000,000
          shares;
       Issued and                                     4,152
     outstanding,
 4,152,393 shares

 Additional paid-                                14,460,110
       in capital
Accumulated                                      (7,608,402
deficit                                                   )
                                                ----------
                                                ----------
                                                -
            Total                                 6,855,860
    shareholders'
           equity
                                                ----------
                                                ----------
                                                -
Total liabilities                                $12,124,99
and shareholders'                                         3
           equity
                                                ==========
                                                ==

THE NETWORK CONNECTION,
                   INC.
STATEMENTS OF
OPERATIONS
            (Unaudited)


                                Three   T
                               Months   h
                                Ended   r
                                      e
                                      e
                                      M
                                      o
                                      n
                                      t
                                      h
                                      s
                                      E
                                      n
                                      d
                                      e
                                      d
                              March 31, M
                                      a
                                      r
                                      c
                                      h
                                      3
                                      1
                                      ,
                                1998        1997

Revenues                       $111,907  $2,307,816
Cost of revenues                102,206   1,497,313
                             ---------- -----------
                             ---------- ---------
Gross profit                      9,701     810,503

   Selling, general and       1,028,426     902,810
         administrative
Research and                     52,380           0
development
                             ---------- -----------
                             ---------- ---------
Operating (loss) income      (1,071,105    (92,307)
                                      )
Interest expense               (70,317)    (19,593)
Other income (expense)         (14,843)       1,372
                             ---------- -----------
                             ---------- ---------
Net loss                     ($1,156,26  ($110,528)
                                     5)
                             ========== ===========
                                     == =
Basic and Diluted Net           ($0.28)     ($0.03)
loss per share
                             ========== ===========
                                     == =

     Shares used in per       4,152,393   3,185,908
      share calculation
                             ========== ===========
                                     == =

      THE NETWORK
 CONNECTION, INC.
    STATEMENTS OF
       CASH FLOWS
      (Unaudited)

                                                  Three   T
                                                 months  h
                                                 Ended   r
                                                       e
                                                       e
                                                       m
                                                       o
                                                       n
                                                       t
                                                       h
                                                       s
                                                       E
                                                       n
                                                       d
                                                       e
                                                       d
                                               March 31, M
                                                       a
                                                       r
                                                       c
                                                       h
                                                       3
                                                       1
                                                       ,
                                                  1998       1997

Operating
activities
Net loss                                       ($1,156,2 ($110,528)
                                                     65)
   Adjustments to
    reconcile net
 loss to net cash
             used
in operating
activities
     Depreciation                                153,598     52,500
 and amortization
       Changes in
 operating assets
 and liabilities:
  Accounts                                       518,444 (1,166,638
receivable                                                        )
  Inventory                                       44,609     618,312
          Prepaid                              (101,340)   (78,105)
     expenses and
     other assets
         Accounts                              (1,458,55  (164,308)
      payable and                                     4)
 accrued expenses
                                               --------- ----------
                                               --------- ---------
                                                       -
 Net cash used in                              (1,999,50  (848,767)
        operating                                     8)
       activities

Investing
activities:
    (Purchase) of                               (16,994)   (46,847)
     property and
        equipment
  (Purchase) sale                                531,275    495,713
    of short-term
      investments
                                               --------- ----------
                                               --------- ---------
                                                       -
   Net cash (used                                514,281    448,866
  in) provided by
        investing
       activities

Financing
activities:
  Payment of bank                              (526,000)  (496,000)
 borrowings under
   line of credit
Net proceeds from                                      0  2,051,484
issuance of stock
Net proceeds from                              2,037,722          0
      issuance of
 convertible debt
 Payment of long-                               (11,143)   (11,601)
    term debt and
    capital lease
      obligations
                                               --------- ----------
                                               --------- ---------
                                                       -
Net cash provided                              1,500,579  1,543,883
     by financing
       activities
                                               --------- ----------
                                               --------- ---------
                                                       -
Net change in                                     15,352   1,143,982
cash
          Cash at                              1,024,648  1,000,000
     beginning of
           period
                                               --------- ----------
                                               --------- ---------
                                                       -
Cash at end of                                 $1,040,00 $2,143,982
period                                                 0
                                               ========= ==========
                                                      == =



THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB.

Basic and Diluted Net Loss Per Common Share

Basic and Diluted net loss per common share have been computed by dividing net loss by the weighted average number of common shares outstanding during each period.

Accounts Receivable

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms for certain sales. Accounts receivable at March 31, 1998 consisted of approximately $3.9 million from sales to such customers with extended credit terms of up to 180 days based on the nature of the project. Management believes that the concentration of credit risk with respect to trade accounts receivable is high due to the limited number of customers requiring large shipments.

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

Long-Term Debt

On March 11, 1998, pursuant to a Convertible Purchase Agreement, dated March 11, 1998 (the "Purchase Agreement"), the Company sold $2.2 Million aggregate principal of its 4% Convertible Debentures, due March 11, 2003 (the "Debentures"), to a single investor in a private placement. Each Debenture was sold for $50,000 and is convertible at the option of the holder into shares of the Company's Common Stock, $.001 par value (the "Common Stock"), at a price per share equal to the lesser of (i) $8.02 or (ii) 80% of the average closing market price of the Common Stock during the 21-trading days prior to conversion; but in no event can the conversion price be less than $3.00 per share. In the event that following March 11, 2001 the market price of the Common Stock for any five (5) consecutive trading days exceeds $3.00, the Holder must convert the Debentures to Common Stock under the terms of the Debenture.

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues decreased $2.2 million to $111,907 for the quarter ended March 31, 1998 from $2.3 million for the quarter ended March 31, 1997. This decrease primarily resulted from the timing of purchase decisions by customers for local area networking products due to Year 2000 issue investment decisions and expected availability of high bandwidth Internet solutions, and a significant slowdown in shipments for international orders through the Company's Korean reseller, due to adverse economic conditions in Asia. Orders in the first quarter of 1998 increased by $7 million resulting in a backlog of firm and option orders at March 31, 1998 of $14 million. The Company anticipates that approximately $11 million of outstanding orders at March 31, 1998 will be delivered in 1998. However, due to variation in delivery intervals, material availability, customer and product mix delivery schedules, among other reasons, outstanding orders as of any particular date may not be representative of actual sales for any succeeding period.

Selling, general and administrative expenses increased by $127,296 (14%) for the quarter ended March 31, 1998, as compared to the same 1997 period. This increase related primarily to non-cash expenses, which were not incurred in the respective period in 1997, for increased depreciation and amortization expenses.

The Company anticipates that it will continue to invest in its marketing and sales generation strategy (increasing advertising, trade show, demonstration and proposal expenses and sales and marketing personnel, with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performance.

Changes in interest expense are attributable to changes in average outstanding borrowings during the periods presented and interest from the issuance of $2.2 million of convertible debt in March 1998.

Liquidity and Capital Resources; Certain Transactions

During the three months ended March 31,1998, the Company's cash increased $15,352 principally due to the net proceeds from the issuance of convertible debt of $2.1 million and the sale of short term investments of $531,275, offset by cash used in operating activities of $2.0 million and the payment of borrowings under the line of credit of $526,000. The negative change in cash from operating activities primarily resulted from a net loss of $1.2 million and a decrease of $1.5 million in accounts payable and accrued expenses, offset by a decrease in accounts receivable of $518,444. The reduction in cash from operating activities was offset by depreciation and amortization of $153,598.

The Company's primary source of funds at March 31,1998 consisted of $1.0 million in cash and funds available under a $1.0 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which are restricted from use by the fact that they are pledged as collateral for the availability of the line of credit. The line of credit expires May 1998 and bears interest at an annual rate of 7.16%. At March 31,1998, the Company had no borrowings outstanding under the line of credit.

Capital expenditures for the purchase of property and equipment for the three months ended March 31,1998 were $16,994, primarily for the purchase of additional equipment to expand product demonstration and development capabilities. During 1998, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of March 31,1998, in the aggregate amount of $235,834, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

The Company believes that its working capital requirements will increase throughout 1998 and beyond. The Company is in discussions with commercial and private lenders to increase the availability of borrowings secured by assets of the Company. The Company believes that currently available cash, the proceeds received from the issuance of convertible debt and funds generated from operations, if any, further expansion of terms with trade creditors and increasing the line of credit facility will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1998 and thereafter will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships or for expansion of additional sites or major long-term projects. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.

                   PART II.  OTHER INFORMATION


Item 5. Other Information

     On May 1, 1998, the Company filed a registration on Form S-
3, to register up to 830,829 underlying common stock shares for issuance pertaining to the Company's Convertible Debentures issued in a private placement on March 11, 1998.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          On March 17, 1998, the Company filed a report on Form 8-K which announced the sale of $2.2 Million aggregate principal of its 4% Convertible Debentures, due March 11,
     2003, to a single investor in a private placement.
                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE NETWORK CONNECTION, INC.
                                   (Registrant)


Date:  May 15, 1998           By:__/s/ Wilbur
Riner________________________________
                                   Wilbur Riner
                                   Chairman and Chief Executive
Officer

                         By:__/s/ Bryan R.
Carr________________________________
                                   Bryan R. Carr
                                   Chief Financial and Principal
                                   Accounting Officer