Form 10QSB
period 1998-06-30
NETWORK CONNECTION INC
filed 1998-08-14
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

        QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 1998, the registrant had outstanding 4,549,838 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes
[   ]  No  [ X ]


                        TABLE OF CONTENTS



ITEM                                              PAGE(S)

                  PART I. FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheet            June 30, 1998                 3,4

     Statements of Operations      Three Months and Six Months
Ended
                          June 30, 1998 and 1997            5

     Statements of Cash Flows      Three Months and Six Months
Ended
                         June 30, 1998 and 1997             6

     Notes to Financial Statements June 30, 1998
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

                                                 June 30,
                                                   1998

ASSETS

Current assets:
Cash                                              $309,738
Restricted cash                                  1,000,000
       Short-term                                  110,284
      investments
         Accounts                                7,243,279
 receivable, less
     allowance of
 $731,547 (Notes)
Inventory                                        2,150,109
Prepaid expenses                                   301,890
                                                 ---------
                                                 ---------
Total current                                   11,015,300
assets

Property and
equipment:
Land                                               150,000
     Building and                                  763,055
     improvements
       Furniture,                                2,150,273
     fixtures and
        equipment
Software                                            51,982
Vehicles                                           162,773
                                                 ---------
                                                 ---------
                                                 3,278,083
 Less accumulated                               (1,129,564)
     depreciation
                                                 ---------
                                                 ---------
                                                 2,148,519
Other assets, net                                  657,430
                                                 ---------
                                                 ---------
Total assets                                   $13,821,249
                                                 =========

      THE NETWORK
 CONNECTION, INC.
BALANCE SHEET
(Unaudited)

                                                  June 30,
                                                    1998

  LIABILITIES AND
    SHAREHOLDERS'
           EQUITY

Current
liabilities:
 Accounts payable                                $2,746,222
      and accrued
         expenses
Payable to                                           70,929
shareholders
 Borrowings under                                 1,250,000
   line of credit
and notes (Notes)
  Current portion                                    39,455
of long-term debt
and capital lease
      obligations
                                                 ----------
                                                 ----------
Total current                                     4,106,606
liabilities

  Long-term debt,                                   710,676
     less current
  portion (Notes)
Obligations under                                     1,222
  capital leases,
     less current
          portion
                                                 ----------
                                                 ----------
                                                 ----------
                                                 ----------
Total liabilities                                 4,818,504

Mandatory Redeemable 4%                           2,384,010
Convertible Preferred
Stock (Notes)

Shareholders'
equity:
Preferred stock,
  $.01 par value:
      Authorized,
2,500,000 shares;
       Issued and
outstanding, 220,000
    Common stock,
 $.001 par value:
      Authorized,
       10,000,000
          shares;
       Issued and                                     4,175
     outstanding,
 4,174,943 shares

 Additional paid-                                14,255,823
       in capital
Accumulated                                      (7,641,263)
deficit                                          ----------
                                                 ----------
            Total                                 6,618,735
    shareholders'
           equity
                                                 ----------
                                                 ----------
Total liabilities                               $13,821,249
and shareholders'
           equity
                                                 ==========



       THE NETWORK CONNECTION, INC.
STATEMENTS OF OPERATIONS
       (Unaudited)
                              3 months	3 months    6 months   6 months
					ended       ended       ended      ended
                              June 30,    June 30,    June 30,   June 30,
                                1998        1997       1998       1997

Revenues                     $3,647,080  $1,054,764 $3,758,987 $3,362,580
Cost of revenues              2,016,322     658,752  2,118,528  2,156,065
                             ---------- -----------  ---------- ----------
                             ---------- ---------    ---------- ----------
Gross profit                  1,630,758     396,012  1,640,459  1,206,515

  Selling, general            1,653,682   1,405,198  2,718,607  2,339,223
and administrative
Research and                                            128,126     86,944
development                      72,805 86,944
                             ---------- -----------  ---------- ----------
                             ---------- ---------    ---------- ----------
Operating loss                 (95,729)  (1,096,130) (1,206,274) (1,219,652)
Interest,net                     62,868      25,743     17,148     38,738
                             ---------- -----------  ---------- ----------
                             ---------- ---------    ---------- ----------
Net loss                       (32,861)  (1,070,387) (1,189,126) (1,180,914)
Preferred stock                 184,010                184,010
dividends
                              ----------  ----------  ---------- ----------
                             ----------  ----------  ---------- ----------
Net loss to common         ($216,871)  ($1,070,387) ($1,373,136) ($1,180,914)
shareholders
                             ========== =========== ========== ==========
Basic and Diluted per
share
net loss to common               ($0.05)     ($0.27)    ($0.33)    ($0.33)
shareholders
                             ========== ===========  ========== ==========
Weighted average common
and equivalent shares
outstanding, basic and
diluted:
                              4,161,610   3,931,685  4,157,001  3,558,797






THE NETWORK CONNECTION, INC.
STATEMENTS OF CASH FLOWS
Six months ended June 30
      (Unaudited)




                                                  1998        1997

Operating
activities
Net loss                                     ($1,189,126) ($1,180,914)
   Adjustments to
    reconcile net
 loss to net cash
             used
in operating
activities
     Depreciation                                 205,163     105,000
 and amortization
    Allowance for                                 700,000
doubtful accounts
       Changes in
 operating assets
 and liabilities:
  Accounts                                    (2,906,777)   (1,173,624)
receivable
  Inventory                                     1,294,886     570,510
          Prepaid                                (44,629)   (221,289)
     expenses and
     other assets
         Accounts                              (1,421,895)   (450,674)
      payable and
 accrued expenses
                                                --------- ----------
                                                --------- ---------
 Net cash used in                             (3,362,378) (2,351,391)
        operating
       activities

Investing
activities:
      Purchase of                                (73,844)   (131,993)
     property and
        equipment
   Sale of short-                                 528,275     495,713
 term investments
                                                --------- ----------
                                                --------- ---------

   Net cash (used                                 454,431     363,720
  in) provided by
        investing
       activities

Financing
activities:
    Proceeds from                                 470,000      48,000
issuance of long-
        term debt
Net proceeds from                               2,017,467   5,427,670
issuance of stock
         Proceeds                                 724,000   (496,000)
(payment) of bank
   borrowings and
            notes
 Payment of long-                                (18,430)    (21,736)
    term debt and
    capital lease
      obligations
       Payment of                                             (1,429)
 shareholder debt
                                                --------- ----------
                                                --------- ---------

Net cash provided                               3,193,037   4,956,505
     by financing
       activities
                                                --------- ----------
                                                --------- ---------

Net change in                                     285,090   2,968,834
cash
          Cash at                               1,024,648   1,000,000
     beginning of
           period
                                                --------- ----------
                                                --------- ---------

Cash at end of                                $1,309,738  $3,968,834
period
                                                ========= ==========

     Supplemental
     Information:
    Conversion of                              $2,200,000
 convertible debt
   to convertible
  preferred stock
       Beneficial                                $184,010
       conversion
       feature on
      convertible
  preferred stock

THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

Accounts Receivable

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms for certain sales. Accounts receivable at June 30, 1998 consisted of approximately $3.6 million from sales to such customers with extended credit terms of up to 180 days based on the nature of the project.

Debt and Preferred Stock

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor, KA Investments LDC (the "Investor"), of five-year convertible debt securities (the "Debentures") pursuant to the terms of a Convertible Debenture Purchase Agreement, dated March 11, 1998, by and between the Company and the Investor (the "Debenture Purchase Agreement"). Each Debenture was sold for $50,000.00, accrued interest at a rate of 4% per annum, and was convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share (as adjusted for stock splits). As of June 9, 1998, the Investor and the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement"), pursuant to which the Investor agreed to exchange all of its Debentures for 220,000 shares of the Company's 4% Series A Convertible Preferred Stock (the "Preferred Stock"). The financial terms of the Preferred Stock are identical to the financial terms of the Debentures for which they were exchanged. The Company was obligated to file and have declared effective by the Securities and Exchange Commission (the "Commission"), on or prior to June 24, 1998, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Preferred Stock. The Company originally filed such Registration Statement on May 1, 1998, and such Registration Statement was declared effective by the Commission on June 8, 1998. The Company has agreed to use its best efforts to keep the Registration Statement effective for a period of three (3) years following the effective date of the Registration Statement, or through such earlier date when the Common Stock to be acquired upon conversion of the Preferred Stock may be sold pursuant to Rule 144(k) under the Securities Act.

The Company registered the Shares underlying the Preferred Stock to provide the holder of such shares, upon conversion of the Preferred Stock, with freely tradable shares of Common Stock. Pursuant to the terms of the Registration Agreement, this Registration Statement covers up to 20% of the number of shares of Common Stock outstanding on the issue date of the Preferred Stock under the Purchase Agreement. The terms of the Purchase Agreement require that the Company maintain a reserve of up to 20% of the number of shares of Common Stock outstanding on the issue date of the Preferred Stock under the Purchase Agreement for issuance upon conversion. The terms of the Preferred Stock permit the Company, at its option, to pay the dividends on the Preferred Stock in shares of Common Stock in lieu of cash under certain circumstances. However, the Company does not intend to issue such number of shares of Common Stock in lieu of cash dividends which, when added to the number of shares of Common Stock into which the Preferred Stock is convertible, would allow the aggregate number of such shares of Common Stock to exceed 20% of the outstanding shares of Common Stock on the issue date of the Preferred Stock under the Purchase Agreement

Each share of Preferred Stock is convertible, in whole or in part, from time to time beginning June 8, 1998 (the "Conversion Date"), subject to the restriction that the holders of the Preferred Stock shall be entitled to convert up to 25% of the aggregate Stated Value [e.g., ten ($10.00) dollars per share] of the Preferred Stock on the Conversion Date, up to 50% of the aggregate Stated Value of the Preferred Stock on the first month anniversary of the Conversion Date, up to 75% of the aggregate Stated Value of the Preferred Stock on the second month anniversary of the Conversion Date, and the entire aggregate Stated Value of the Preferred Stock on the third month anniversary of the Conversion Date.

The outstanding Preferred Stock is subject to mandatory redemption by the Company, at the aggregate Stated Value thereof plus accrued and unpaid dividends, on March 11, 2003, or earlier under certain circumstances. In addition, during the period from March 11, 2001 through March 11, 2003, if any five- day average of the closing bid price of the Common Stock is $3.00 or greater, any outstanding shares of Preferred Stock shall be subject to automatic conversion by the Company into shares of Common Stock at $3.00 per share.

On May 19, 1998, the Company entered into a promissory note with an institutional lender in the amount of $470,000. This note is secured by the real estate of the Company. The note is due and payable on April 19, 2001 and bears interest, payable monthly, at an annual rate of 16%.

On June 29, 1998, the Company entered into a promissory note with an institutional investor in the amount of $1,250,000. This note is unsecured and is due and payable with accrued interest at an annual rate of 8% on August 28, 1998. The Company, in its sole discretion, may elect to pay this note on August 28, 1998, subject to a payment charge of $87,500, or exchange this note for a series of convertible preferred stock or convertible debentures of the Company.

Subsequent Event

During July 1998, holders of the Company's Preferred Stock exercised their right and converted 110,000 shares of the Preferred Stock into 374,895 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues increased 246% to $3.6 million for the quarter and increased 12% to $3.8 million for the six months ended June 30, 1998 from $1.1 million for the quarter and $3.4 million for the six months ended June 30, 1997. This increase in the second quarter primarily resulted from deliveries of the Company's CruiseView system for the first of two ships to Star Cruises under a program announced in the fiscal fourth quarter of 1997and licensing fees for the Company's AirView technology.

Gross profit as a percentage of revenues increased by 7% to 45% during the quarter ended June 30, 1998 as compared to 38% for the same period in 1997. This increase was primarily due to revenues generated during the 1998 period from technology licensing fees which were not realized in the same 1997 period. Gross margins for any particular period are not necessarily indicative of the results that may occur in any future period due to factors including, but not limited to, changes in product mix, fluctuating component cost, critical component availability and industry competition.

Selling, general and administrative expenses increased $248,484 (18%) for the quarter ended and $379,384 (14%) for the six months ended June 30, 1998, as compared to the same 1997 periods. This increase related primarily to a $700,000 charge, which in the judgement of management, is due to worsening economic conditions internationally, particularly in Asia, and the length of time that accounts receivable for certain international extended programs have been past due, to reserve for the uncertainty and possible uncollectibility of such outstanding receivables. This charge was offset by a decrease in expenses of $451,516 (32%) for the quarter and $320,616 (14%) for the six months, which were incurred in the respective periods in 1997 and not in 1998, primarily for additional (i) marketing expenses (including advertising, trade show, public relations, bidding and proposal and demonstration expenses) associated with the introduction of new products for Courseware on Demand and increased sales and marketing activity in the cruise line market and; (ii) employment of sales and marketing personnel and related payroll and non-recurring legal and administrative expenses related to establishing a sales office in Singapore.

The Company anticipates that it will continue to invest in its marketing and sales generation strategy (increasing advertising, trade show, demonstration and proposal expenses and sales and marketing personnel, with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performance.

Changes in interest income and expense are attributable to changes in average outstanding borrowings during the periods presented, a conversion of debt interest to preferred stock dividends and interest income on restricted cash and short-term securities.


Liquidity and Capital Resources; Certain Transactions

During the six months ended June 30, 1998, the Company's cash increased $285,090 principally due to the net proceeds from the issuance of convertible preferred stock of $2.0 million, proceeds from the issuance of debt $1.2 million and the sale of short term investments of $528,275, offset by cash used in operating activities of $3.4 million and the purchase of property and equipment of $73,844. The negative change in cash from operating activities primarily resulted from a net loss of $1.2 million, a decrease in accounts payable and accrued expenses of $1.4 million, and an increase of $2.9 million in accounts receivable, offset by a decrease in inventory of $1.3 million. The reduction in cash from operating activities was offset by depreciation and amortization of $205,163 and an increase in allowance for doubtful accounts of $700,000 to reserve for possible uncollectibility of accounts receivable from certain international sales due to worsening international economic conditions, particularly in Asia.

The Company's primary source of funds at June 30, 1998 consisted of $1.4 million in cash and short-term investments and funds available under a $1.00 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which were restricted from use by the fact that they were pledged as collateral for the availability of the line of credit. The line of credit, which expires in May 1999, bears interest at an annual rate of 7.05%. At June 30, 1998, the Company had no borrowings outstanding under the line of credit.

Capital expenditures for the purchase of property and equipment for the six months ended June 30, 1998 were $73,844, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities. During 1998, capital expenditures are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender as of June 30, 1998, in the aggregate amount of $247,613, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor, KA Investments LDC (the "Investor"), of five-year convertible debt securities (the "Debentures") pursuant to the terms of a Convertible Debenture Purchase Agreement, dated March 11, 1998, by and between the Company and the Investor (the "Debenture Purchase Agreement"). Each Debenture was sold for $50,000.00, accrued interest at a rate of 4% per annum, and was convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share (as adjusted for stock splits). As of June 9, 1998, the Investor and the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement"), pursuant to which the Investor agreed to exchange all of its Debentures for 220,000 shares of the Company's 4% Series A Convertible Preferred Stock (the "Preferred Stock"). The financial terms of the Preferred Stock are identical to the financial terms of the Debentures for which they were exchanged. The Company was obligated to file and have declared effective by the Securities and Exchange Commission (the "Commission"), on or prior to June 24, 1998, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Preferred Stock. The Company originally filed such Registration Statement on May 1, 1998, and such Registration Statement was declared effective by the Commission on June 8, 1998. The Company has agreed to use its best efforts to keep the Registration Statement effective for a period of three (3) years following the effective date of the Registration Statement, or through such earlier date when the Common Stock to be acquired upon conversion of the Preferred Stock may be sold pursuant to Rule 144(k) under the Securities Act.

The Company registered the Shares underlying the Preferred Stock to provide the holder of such shares, upon conversion of the Preferred Stock, with freely tradable shares of Common Stock. Pursuant to the terms of the Registration Agreement, this Registration Statement covers up to 20% of the number of shares of Common Stock outstanding on the issue date of the Preferred Stock under the Purchase Agreement. The terms of the Purchase Agreement require that the Company maintain a reserve of up to 20% of the number of shares of Common Stock outstanding on the issue date of the Preferred Stock under the Purchase Agreement for issuance upon conversion. The terms of the Preferred Stock permit the Company, at its option, to pay the dividends on the Preferred Stock in shares of Common Stock in lieu of cash under certain circumstances. However, the Company does not intend to issue such number of shares of Common Stock in lieu of cash dividends which, when added to the number of shares of Common Stock into which the Preferred Stock is convertible, would allow the aggregate number of such shares of Common Stock to exceed 20% of the outstanding shares of Common Stock on the issue date of the Preferred Stock under the Purchase Agreement

Each share of Preferred Stock is convertible, in whole or in part, from time to time beginning June 8, 1998 (the "Conversion Date"), subject to the restriction that the holders of the Preferred Stock shall be entitled to convert up to 25% of the aggregate Stated Value [e.g., ten ($10.00) dollars per share] of the Preferred Stock on the Conversion Date, up to 50% of the aggregate Stated Value of the Preferred Stock on the first month anniversary of the Conversion Date, up to 75% of the aggregate Stated Value of the Preferred Stock on the second month anniversary of the Conversion Date, and the entire aggregate Stated Value of the Preferred Stock on the third month anniversary of the Conversion Date.

The outstanding Preferred Stock is subject to mandatory redemption by the Company, at the aggregate Stated Value thereof plus accrued and unpaid dividends, on March 11, 2003, or earlier under certain circumstances. In addition, during the period from March 11, 2001 through March 11, 2003, if any five- day average of the closing bid price of the Common Stock is $3.00 or greater, any outstanding shares of Preferred Stock shall be subject to automatic conversion by the Company into shares of Common Stock at $3.00 per share.

On May 19, 1998, the Company entered into a promissory note with an institutional lender in the amount of $470,000. This note is secured by the real estate of the Company. The note is due and payable on April 19, 2001 and bears interest, payable monthly, at an annual rate of 16%.

On June 29, 1998, the Company entered into a promissory note with an institutional investor in the amount of $1,250,000. This note is unsecured and is due and payable with accrued interest at an annual rate of 8% on August 28, 1998. The Company, in its sole discretion, may elect to pay this note on August 28, 1998, subject to a payment charge of $87,500, or exchange this note for a series of convertible preferred stock or convertible debentures of the Company.

The Company believes that its working capital requirements will increase throughout 1998 and beyond, particularly as its focus continues on large, long-term projects. The Company is in discussions with commercial and private lenders to increase the availability of borrowings secured by assets of the Company. The Company believes that currently available cash, the proceeds received from the issuance of debt and preferred stock and funds generated from operations, if any, further expansion of terms with trade creditors and increasing the availability of borrowings secured by assets of the Company will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1998, and thereafter, will depend in part on the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships or for expansion of additional sites or major long-term projects. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.


                   PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

      On June 11, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following directors were elected, with the effect being that their terms continued after the Annual Meeting: James Riner (3,829,610 votes in favor, 0 votes against and 35,424 votes abstaining) and Arthur Bauer (3,829,500 votes in favor, 0 votes against and 35,534 votes abstaining).

      The  following additional matters were also  voted  on  and
approved   at  the  Annual  Meeting,  with  the  following   vote
tabulations being registered:

      1.    That the Corporation appoint Coopers & Lybrand L.L.P.
as  the  Corporation's independent auditors for the  fiscal  year
ending  December  31,  1998.  The  following  votes  were   cast:
3,826,232 in favor; 26,754 against and 12,048 abstaining.


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          On June 9, 1998, the Company filed a report on Form 8-K announcing the exchange of its Debentures for Preferred
          Stock.
                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE NETWORK CONNECTION, INC.
                                   (Registrant)


Date:  August 14, 1998             By:__/s/ Wilbur
Riner________________________________
                                   Wilbur Riner
                                   Chairman and Chief Executive Officer

                         By:__/s/ Bryan R.
Carr________________________________
                                   Bryan R. Carr
                                   Chief Financial and Principal
                                   Accounting Officer