Form 10QSB/A
period 1998-06-30
NETWORK CONNECTION INC
filed 1998-08-28
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB/A

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

                                                 June 30,
                                                   1998

ASSETS

Current assets:
Cash                                              $309,738
Restricted cash                                  1,000,000
       Short-term                                  110,284
      investments
         Accounts                                7,143,279
 receivable, less
     allowance of
 $731,547 (Notes)
Inventory                                        2,150,109
Prepaid expenses                                   301,890
                                                 ---------
                                                 ---------
Total current                                   11,015,300
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