Form 10QSB
period 1998-09-30
NETWORK CONNECTION INC
filed 1998-11-17
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

        QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1998

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 1998, the registrant had outstanding 4,722,783 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes
[   ]  No  [ X ]


                        TABLE OF CONTENTS



ITEM                                              PAGE(S)

                  PART I. FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheet            September 30, 1998
3,4

     Statements of Operations      Three Months and Nine Months
Ended
                          September 30, 1998 and 1997
                    5

     Statements of Cash Flows      Three Months and Nine Months
Ended
                         September 30, 1998 and 1997
6

     Notes to Financial Statements September 30, 1998
7


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

                                                  September
                                                     30,
                                                    1998

ASSETS

Current assets:
Cash                                                $95,830
Restricted cash                                   1,000,000
    Accounts receivable, less                     5,631,962
      allowance of $2,000,000
                      (Notes)
Inventory, less allowance of                      1,815,145
$262,000 (Notes)
Prepaid expenses                                    303,887
                                                  ---------
Total current assets                              8,846,824

Property and equipment:
Land                                                150,000
    Building and improvements                       763,055
      Furniture, fixtures and                     2,164,153
                    equipment
Software                                             58,897
Vehicles                                            162,773
                                                  ---------

                                                  3,298,878
Less accumulated depreciation                    (1,213,564)
                                                  ---------
                                                  2,085,314
Other assets, net                                   641,117
                                                  ---------
Total assets                                    $11,573,255
                                                  =========

      THE NETWORK
 CONNECTION, INC.
BALANCE SHEET
(Unaudited)

                                                 September
                                                    30,
                                                    1998

  LIABILITIES AND
    SHAREHOLDERS'
           EQUITY

Current
liabilities:
 Accounts payable                                $1,539,432
      and accrued
         expenses
Payable to                                           70,929
shareholders
 Borrowings under                                 2,875,000
   line of credit
and notes (Notes)
  Current portion                                    39,455
of long-term debt
and capital lease
      obligations
                                                 ----------
Total current                                     4,524,816
liabilities

  Long-term debt,                                   704,218
     less current
  portion (Notes)
Obligations under                                     1,222
  capital leases,
     less current
          portion
                                                 ----------
Total liabilities                                 5,230,256

Mandatory Redeemable 4%                             909,074
Convertible Preferred
Stock (Notes)

Shareholders'
equity:
 Preferred stock,
  $.01 par value:
      Authorized,
2,500,000 shares;
       Issued and
     outstanding,
           90,000
 Common stock,
 $.001 par value:
      Authorized,
       10,000,000
          shares;
       Issued and                                     4,617
     outstanding,
 4,617,096 shares

 Additional paid-                                15,526,715
       in capital
Accumulated deficit                             (10,097,407)
                                                 ----------
            Total                                 5,433,925
    shareholders'
           equity
                                                 ----------
Total liabilities                               $11,573,255
and shareholders'equity                          ==========



  THE NETWORK CONNECTION,
                     INC.
STATEMENTS OF OPERATIONS
              (Unaudited)


                              Three    T   Nine Months Ended      Nine
                              Months   h                         Months
                              Ended    r                         Ended
                                      e
                                      e
                                      M
                                      o
                                      n
                                      t
                                      h
                                      s
                                      E
                                      n
                                      d
                                      e
                                      d
                            September  S     September 30,     September
                               30,     e                          30,
                                      p
                                      t
                                      e
                                      m
                                      b
                                      e
                                      r
                                      3
                                      0
                                      ,
                               1998        1997       1998       1997

Revenues                    $1,381,847  $3,518,632 $5,140,834 $6,881,212
Cost of revenues               723,747   2,342,072  2,842,276  4,498,138
                            ---------- ----------- ---------- ----------
                            ---------- ---------   ---------- ----------
Gross profit                   658,100   1,176,560  2,298,558  2,383,074

     Selling, general and      836,951   1,008,970  2,855,559  3,294,208
           administrative
Provision for doubtful
accounts and inventory       2,142,128              2,842,128
Research and development                              202,190    162,674
                                74,065      75,730
                            ---------- ----------- ---------- ----------
Operating loss              (2,395,044)     91,860 (3,601,319)(1,073,808)
Interest income               (61,100)      16,932   (43,951)      1,685
(expense), net
                            ---------- ----------- ---------- ----------
Net loss                    (2,456,144)    108,792 (3,645,270)(1,072,123)
Preferred stock                113,837                297,847
dividends
                             ----------  ----------  ---------- ----------
Net loss to common         ($2,569,981)   $108,792($3,943,117)($1,072,123)
shareholders                 ========== =========== ========== ==========
Basic and Diluted per
share
net loss to common             ($0.56)       $0.03    ($0.92)    ($0.28)
shareholders
                            ========== =========== ========== ==========
Weighted average common
and equivalent shares
outstanding, basic and
diluted:
                             4,572,228   4,242,520  4,295,410  3,786,704






        THE NETWORK
   CONNECTION, INC.
 STATEMENTS OF CASH
  FLOWS (Unaudited)

                                                   Nine    N
                                                 Months   i
                                                  Ended   n
                                                         e
                                                         M
                                                         o
                                                         n
                                                         t
                                                         h
                                                         s
                                                         E
                                                         n
                                                         d
                                                         e
                                                         d
                                                September S
                                                   30,    e
                                                         p
                                                         t
                                                         e
                                                         m
                                                         b
                                                         e
                                                         r
                                                         3
                                                         0
                                                         ,
                                                  1998        1997

Operating
activities
Net loss                                      ($3,645,270)($1,072,123)
     Adjustments to
 reconcile net loss
   to net cash used
in operating
activities
   Depreciation and                               252,000     157,500
       amortization
      Provision for                             2,842,128
  doubtful accounts
      and inventory
         Changes in
   operating assets
   and liabilities:
  Accounts                                     (3,013,588) (3,122,309)
receivable
  Inventory                                     1,105,850    (29,895)
   Prepaid expenses                                 6,850   (409,796)
   and other assets
   Accounts payable                            (2,628,685)  1,327,263
        and accrued
           expenses
                                                --------- ----------

   Net cash used in                           (5,080,715) (3,149,360)
          operating
         activities

Investing
activities:
        Purchase of                              (94,639)   (301,387)
       property and
          equipment
 Sale of short-term                               638,559 (1,122,920)
        investments
                                                --------- ----------
 Net cash (used in)                               543,920 (1,424,307)
        provided by
          investing
         activities

Financing
activities:
      Proceeds from                               470,000      48,000
  issuance of long-
          term debt
  Net proceeds from                             1,950,115   5,540,901
  issuance of stock
 Proceeds (payment)                             2,212,750   (496,000)
 of bank borrowings
          and notes
   Payment of long-                              (24,888)    (33,670)
      term debt and
      capital lease
        obligations
         Payment of                                           (1,429)
   shareholder debt
                                                --------- ----------
  Net cash provided                             4,607,977   5,057,802
       by financing
         activities
                                                --------- ----------
Net change in cash                                 71,182     484,135
 Cash at  beginning                             1,024,648   1,000,000
          of period
                                                --------- ----------
Cash at end of                                 $1,095,830  $1,484,135
period
                                                ========= ==========
Supplemental
Information:
      Conversion of                            $2,200,000
convertible debt to
        convertible
    preferred stock
         Beneficial                              $297,847
 conversion feature
     on convertible
    preferred stock

THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB.

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

Accounts Receivable

The  Company's  products are often used with  other  products  in large complex projects. As a result, the Company may grant extended payment terms for certain sales. Accounts receivable at September 30, 1998 consisted of approximately $3.6 million from sales to such customers with extended credit terms of up to 180 days based on the nature of the project.

Debt and Preferred Stock

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor, KA Investments LDC (the "Investor"), of five-year convertible debt securities (the "Debentures") pursuant to the terms of a Convertible Debenture Purchase Agreement, dated March 11, 1998, by and between the Company and the Investor (the "Debenture Purchase Agreement"). Each Debenture was sold for $50,000.00, accrued interest at a rate of 4% per annum, and was convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share (as adjusted for stock splits). As of June 9, 1998, the Investor and the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement A"), pursuant to which the Investor agreed to exchange all of its Debentures for 220,000 shares of the Company's 4% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The financial terms of the Series A Preferred Stock are identical to the financial terms of the Debentures for which they were exchanged. The Company was obligated to file and have declared effective by the Securities and Exchange Commission (the "Commission"), on or prior to June 24, 1998, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock. The Company originally filed such Registration Statement on May 1, 1998, and such Registration Statement was declared effective by the Commission on June 8, 1998. The Company has agreed to use its best efforts to keep the Registration Statement effective for a period of three (3) years following the effective date of the Registration Statement, or through such earlier date when the Common Stock to be acquired upon conversion of the Series A Preferred Stock may be sold pursuant to Rule 144(k) under the Securities Act.

The Company registered the Shares underlying the Series A Preferred Stock to provide the holder of such shares, upon conversion of the Series A Preferred Stock, with freely tradable shares of Common Stock. The related Registration Statement covers up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series A Preferred Stock under the Purchase Agreement. The terms of the Purchase Agreement require that the Company maintain a reserve of up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series A Preferred Stock under the Purchase Agreement for issuance upon conversion. The terms of the Series A Preferred Stock permit the Company, at its option, to pay the dividends on the Series A Preferred Stock in shares of Common Stock in lieu of cash under certain circumstances. However, the Company does not intend to issue such number of shares of Common Stock in lieu of cash dividends which, when added to the number of shares of Common Stock into which the Series A Preferred Stock is convertible, would allow the aggregate number of such shares of Common Stock to exceed 20% of the outstanding shares of Common Stock on the issue date of the Series A Preferred Stock under the Purchase Agreement A.

The outstanding Series A Preferred Stock is subject to mandatory redemption by the Company, at the aggregate Stated Value ($100 per share) thereof plus accrued and unpaid dividends, on March 11, 2003, or earlier under certain circumstances. In addition, during the period from March 11, 2001 through March 11, 2003, if any five- day average of the closing bid price of the Common Stock is $3.00 or greater, any outstanding shares of Series A Preferred Stock shall be subject to automatic conversion by the Company into shares of Common Stock at $3.00 per share. As of September 30, 1998, holders of the Company's Series A Preferred Stock exercised their right and converted 130,000 shares of the Series A Preferred Stock into 442,153 shares of the Company's Common Stock.

On May 19, 1998, the Company entered into a promissory note with an institutional lender in the amount of $470,000. This note is secured by the real estate of the Company. The note is due and payable on April 19, 2001 and bears interest, payable monthly, at an annual rate of 16%.

On June 29, 1998, the Company entered into a promissory note (the "Investor Note") with an institutional investor in the amount of $1,250,000. This note was unsecured and was due and payable with accrued interest at an annual rate of 8% on August 28, 1998. The Company, in its sole discretion, could elect to pay this note on August 28, 1998, subject to a payment charge of $87,500, or exchange this note for a series of convertible preferred stock or convertible debentures of the Company. Repayment of the Investor Note was orally extended and made payable on demand.

On August 12, 1998, the Company entered into promissory notes (collectively "Series Notes") with five individual investors in the aggregate amount of $650,000. The Series Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% on October 14, 1998. The Company, in its sole discretion, could elect to pay these Series Notes on October 12, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series Notes for a series of convertible preferred stock or convertible debentures of the Company.




Subsequent Events

On October 12, 1998, the Company entered into new promissory notes (collectively "Series A Notes") in the aggregate amount of $704,082 with the holders of the Series Notes to replace and rollover the Series Notes. The Series A Notes are unsecured and are due and payable with accrued interest at an annual rate of 8% on December 11, 1998. The Company, in its sole discretion, may elect to pay these Series A Notes on December 11, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series A Notes for a series of convertible preferred stock or convertible debentures of the Company.

On October 23, 1998, the Company elected to exchange the Investor Note for 1,500 shares of the Company's Series B 8% Convertible Preferred Stock (the " Series B Preferred Stock") and warrants to acquire 100,000 shares of Common Stock issued to the holder of the Series B Preferred Stock (the "Warrants"). The $1,000 stated value per share of Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock, at a price per share equal to (i) from November 22, 1998 through December 22, 1998, at the lesser of $ 3.66 per share of Common Stock (the "Closing Price") or 80% of the average of the closing bid prices as reported on the Nasdaq SmallCap Market ("Nasdaq") for the lowest five of the 20 trading days immediately preceding the date of Series B Preferred Stock conversion (the "Average Price"),
(ii) from December 23,1998 through January 21, 1999, at the lesser of the Closing Price or 77.5% of the Average Price, and
(iii) from and after January 22, 1999, at the lesser of the Closing Price or 75% of the Average Price. The Warrants are exercisable to acquire shares of Common Stock at a price per share equal to $4.125.

The shares of Series B Preferred Stock were issued pursuant to a Securities Purchase Agreement, dated as of October 23, 1998 (the "Purchase Agreement B"), entered into between the Company and a single institutional investor upon the exchange of outstanding loan principal and accrued interest pursuant to the Investor
Note, plus certain premiums, owed by the Company to that investor. In connection with such exchange of indebtedness, the Company also issued the Warrant to the same institutional investor. The Company is obligated to file and have declared effective by the Commission, on or prior to November 24, 1998, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the terms of a Registration Rights Agreement entered into between the Company and the holder of the Series B Preferred Stock and the Warrants on October 23, 1998 (the "Registration Agreement"). Pursuant to the Registration Agreement, the Company is required to use its best efforts to maintain a continuously effective Registration Statement, with respect to the Common Stock underlying the Series B Preferred Stock and the Warrants until the earlier of three years after the Registration Statement is declared effective or until such earlier date on which such Common Stock may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the "Securities Act"). The Company will not receive any proceeds from the resale by the holders of any of the Common Stock issuable to the holders upon conversion of the Series B Preferred Stock.

Pursuant to the terms of the Registration Agreement, the Registration Statement will cover up to 20% of the number of shares of Common Stock outstanding on the issue date of the
Series B Preferred Stock under the Purchase Agreement B. The terms of the Purchase Agreement B require that the Company maintain a reserve of up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series B Preferred Stock under the Purchase Agreement B for issuance upon conversion.

At any time through December 22, 1998, the Company may redeem the Series B Preferred Stock at 103% of the aggregate stated value ($1,000 per share) thereof, plus all accrued and unpaid dividends. Thereafter, through October 23, 2001, the Company may redeem all outstanding shares of the Series B Preferred Stock at 135% of the aggregate stated value thereof, plus accrued and unpaid dividends on such shares (the "Redemption Price"), as long as the then Current Market Price (as defined) of the Common Stock at the time of optional redemption is less than $3.66 per share. Furthermore, all shares of Series B Preferred Stock that have not been converted to Common Stock prior to October 23, 2001 shall be converted to Common Stock on that date. Notwithstanding such mandatory conversion, however, absent approval of the Purchase Agreement B by Company Stockholders in satisfaction of applicable Nasdaq rules, rather than conversion of all then outstanding Series B Preferred Stock the Company shall be required to make cash redemption payments equal to the Redemption Price of such shares to the extent that any common shares issuable upon conversion, when aggregated with (i) all common shares previously issued on Series B Preferred Stock conversion, (ii) all common shares issued as stock dividends on the Preferred Stock, and
(iii) all common shares issuable on exercise of the Warrants, would equal 20% or more of the number of outstanding shares of Common Stock on October 23, 1998.

Risks Associated With Year 2000

The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. The Company has identified two main areas of Y2K risk:

     1. Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in the Company's operations and
     2. Computer systems or embedded chips of third parties including (without limitation) financial institutions, suppliers, vendors, landlords, customers and service providers and others ("Material Third Parties") could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue operations.

The Company has developed, or is in the process of developing, detailed plans for implementation and testing of any necessary modifications to its key computer systems and equipment with embedded chips to ensure that it is Y2K compliant. The Company estimates that its internal systems will be Y2K ready by September 30, 1999. The Company believes that with these detailed plans and completed modifications, the Y2K issue will not pose significant operational problems for it. However, if the modifications and conversions are not made, or completed in a timely fashion, the Year 2000 could have a material impact on its operations.

The Company's cost of addressing Y2K has been insignificant to date. The financial impact of making any required systems changes or other remediation efforts cannot be known precisely at this time, but it is not expected to be material to the Company's financial position, results of operations, or cash flows.

In addition, the company has identified and prioritized and is communicating with Material Third Parties to determine their Y2K status and any probable impact on them. The Company will continue to track and evaluate its long-term relationships with Material third Parties based on the responses it receives from such persons and on information learned from other sources. If any of the Company's Material Third Parties are not Y2K ready and such non-compliance causes a material disruption to any of their respective businesses, the Company's business could be materially adversely affected. Disruptions could include, among other things: the failure of a Material Third Party's business; a financial institution's inability to take and transfer funds; an interruption in delivery of supplies from vendors; a loss of voice and data connections; a loss of power to the Company's facilities; and other interruptions in the normal course of the Company's operations, the nature and extent of which the Company cannot foresee. The Company will continue to evaluate the nature of these risks, but at this time the Company is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, that it may have on the Company. If a significant number of Material Third Parties experience failures in their computer systems or operations due to Y2K non-compliance, it could affect the Company's ability to process transactions or otherwise engage in similar normal business activities. For example, while the Company expects its internal systems to be Y2K ready in September 1999, the Company and its customers will be dependant upon the Y2K readiness of many providers of communications services and in turn, those providers' vendors and suppliers. If, for example, such providers and others are not Y2K ready, the Company and its customers may not be able to send and receive data and electronic transmissions, which would have a material adverse effect on the business and revenues of the Company and its customers. While many of these risks are outside the Company's control, the Company has instituted a program to identify Material Third Parties and to address any non-compliance issues.

While the Company believes that it is adequately addressing the Y2K issue, there can be no assurance that its Y2K analysis will be completed on a timely basis, or that the cost and liabilities associated with the Y2K issue will not materially adversely impact its business, prospects, revenues or financial position. The Company is uncertain as to its most reasonably likely worst case Y2K scenario, and it has not yet developed a contingency plan to handle a worst case scenario. The Company expects to have a contingency plan to handle this situation by September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Most sales efforts in 1998 have been focused on larger system sales into niche markets of the Company's "turn-key" packaged solutions, AirView, CruiseView and TrainView, which have longer sales cycles. Sales of such products will contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 36 months. The Company has contracts for the following programs: (i) Fairlines, a French commercial airline, for the purchase, installation, maintenance and content management of AirView on ten Fairlines MD81 aircraft, of which two complete systems had been installed and commercially operational as of September 30, 1998; (ii) Star Cruises, an Asian cruise line, for the purchase, installation and maintenance of CruiseView on two cruise ships of which one ship completed installation in October of 1998 and the second ship is expected to be installed in mid-1999 and (iii) Carnival Corporation ("Carnival"), a Panamanian registered corporation that operates the Carnival Cruse Lines, for the purchase, installation and maintenance of CruiseView on a minimum of one cruise ship, and an unspecified maximum number of cruise ships, with the first system expected to be installed in early 1999. Carnival Cruise Lines currently operates 12 cruise ships, and has 6 additional cruise ships in the process of being constructed for delivery over the next four years. The Company has not yet received any firm orders for TrainView systems. The Company currently has responded to major requests for proposal and is in various stages of negotiation for CruiseView, AirView and TrainView systems with some of the world's largest travel and transportation-related companies. There can be no assurance, however, that the Company will successfully negotiate definitive agreements for the purchase of these systems.

AirView

In an Agreement dated as of June 19, 1997, the Company entered into an AirView Purchase Agreement (the "AirView Agreement") with Fairlines, a French corporation engaged in the start-up operation of a commercial airlines, for the purchase of up to ten AirView systems for installation on ten Fairlines aircraft. It is estimated by the Company that in the event that all ten AirView systems were sold to Fairlines under the terms of the AirView Agreement, the Company would generate over $10 million in gross revenues. Delivery of all AirView systems under the terms of the agreement was originally expected to be completed by December 31, 1998. However, to date only four AirView systems have been delivered and two have been installed. Due to Fairlines repeated delays in securing additional aircraft, it is unclear as to when, if ever, any additional systems will be sold to and installed by Fairlines. The costs of purchase from the Company include the cost of training Fairlines employees for system use, and the cost of system installation, which installation will be provided by Hollingsead International and its subsidiaries ("Hollingsead") on behalf of the Company under a separate agreement with the Company. The Company has developed a manufacturing relationship with Hollingsead for AirView in connection with the Fairlines program in order to permit performance of higher level system manufacturing, integration and test functions to meet the regulatory requirements of the Federal Aviation Administration ("FAA"). Such arrangements enable the Company to manufacture its other products in its existing facility, thereby avoiding the need to provide for specialized manufacturing processes and additional capacity to meet the needs of the Fairlines program.

The installation and use of AirView on any particular aircraft requires prior certification and approvals from the FAA and certification and approvals from aeronautical agencies of foreign governments. Because the installation of AirView is considered a major modification to an aircraft, the Company must apply for and be granted an STC ("Supplemental Type Certificate") from the FAA. This is a multi-step process involving required interim approvals. A separate STC is required with respect to each aircraft type on which AirView will be installed. Once an STC is issued with respect to an aircraft type, the unit may be installed on other aircraft of the same type with the same configuration, provided that each installation is performed in a manner as specified by the aircraft specific STC. To date, the Company has obtained an STC for Fairlines MD-81 aircraft.

The process of obtaining an STC is highly technical. The Company has also entered into agreements with Hollingsead to assist the Company in the application and approval process. Hollingsead is an FAA designated engineering representative experienced in in-flight entertainment systems and has the authority to approve, subject to final FAA review, certain aspects of the Company's STC applications. Because of the manpower and experience required to perform installations, and due to the inherent relationship between installation and the STC application and compliance process, the Company anticipates that future installations of all AirView systems, if any, will be performed by an experienced third-party subcontractor such as Hollingsead.

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

The Company may also be required to obtain certification and approval of AirView from the aeronautical authorities of foreign countries. In many cases, through technical working agreements between the FAA and the foreign aeronautical authorities, such authorities will accept the FAA issuance of the STC as approval, although certain countries' authorities reserve the right to independently review the data and the compliance criteria which support the issuance of the STC and to reach an independent determination on whether to approve the equipment for installation and operation. There can be no assurance that necessary foreign government approvals will be obtained, or if obtained, within a reasonable time frame or within the amount budgeted by the Company for this aspect of the project.

On June 23, 1998, the Company entered into a non-binding letter of intent with a major aeronautical electronics company to purchase a 10% equity interest in the Company and license the Company's patent pending AirView In-Flight Information and Entertainment System technology for use in commercial air transport and business aircraft. The Company has been actively involved in the development of a business plan and a definitive agreement that it anticipates will be completed by the end of 1998. The scope of the agreement currently being negotiated covers equity investment in the Company, technology licensing, design, development, integration, installation, certification, production, marketing, sales, product and customer support of in-flight entertainment systems. There can be no assurance, however, that the Company will successfully negotiate a definitive agreement for this relationship.

On October 27, 1998 the Company announced an order from Raytheon Systems Company, a unit of Raytheon Company, the completion center in Waco, Texas contracted by Boeing Company, to equip the Boeing Business Jet (BBJ)
B737-73Q "Demonstrator" aircraft with TNCi's AirView for Integrated Business and Entertainment System (IBES). Installation is expected to occur in late 1998. Raytheon was awarded contracts of $125 million from Boeing for the design, engineering and installation of executive VIP interiors on 11 Boeing Business Jets, including the Demonstrator.


CruiseView

The Company entered into a CruiseView Purchase Agreement, dated as of February 13, 1998 (the "CruiseView Agreement"), with Continuous Network Advisors ("CNA") on behalf of Star Cruises
Management Limited ("Star"), an Isle of Man corporation engaged in the operation of a commercial cruise line, for the purchase of two CruiseView systems for installation on two Star cruise vessels. It is estimated by the Company that in the event that both CruiseView systems are sold to Star under the terms of the CruiseView Agreement, the Company will generate over $6 million in gross revenues. Delivery and installation of both CruiseView systems under the terms of the agreement is expected to be completed by September 30, 1999. The costs of purchase from the Company include the cost of training Star employees for system use and the cost of system installation.

On September 2, 1998, the Company entered into a Turnkey Agreement with Carnival for delivery of CruiseView systems (the "Carnival Agreement"). The Carnival Agreement calls for an initial delivery of the CruiseView system for use aboard one ship, the Carnival Cruise Lines "M/S Triumph", which system is expected to be installed in early 1999. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by the Company. The cost per cabin per ship for CruiseView purchase and installation is provided for in the Carnival Agreement, as is the minimum software license and installation cost per ship, with additional per ship costs charged based upon the number of actual cabins. The cost of training up to ten Carnival personnel per ship for system operation is included in the contract cost for licensing and installation of CruiseView, with the cost of additional training and maintenance billed separately by the Company. The Company anticipates gross revenues of over $2.5 million from the purchase, installation and maintenance of CruiseView on the initial Carnival cruise ship.


RESULTS OF OPERATIONS

Revenues decreased 61% to $1.4 million for the quarter and decreased 25% to $5.1 million for the nine months ended September 30, 1998 from $3.5 million for the quarter and $6.9 million for the nine months ended September 30, 1997. This decrease in the third quarter primarily resulted from initial deliveries in 1997 of the Company's larger AirView systems to Fairlines and shipments on the South Korean Government High School Program, with similar large contract deliveries not occurring in the comparable 1998 quarter.

Gross profit as a percentage of revenues increased by 15% to 48% during the quarter and 10% to 45% for the nine months ended
September 30, 1998 as compared to 33% and 35% for the same periods in 1997. This increase was primarily due to revenues generated during the 1998 period from larger system sales with higher margins that were not realized in the same 1997 periods. Gross margins for any particular period are not necessarily indicative of the results that may occur in any future period due to factors including, but not limited to, changes in product mix, fluctuating component cost, critical component availability and industry competition.

Selling, general and administrative expenses decreased $172,019 (17%) for the quarter and decreased $438,649 (13%) for the nine months ended September 30, 1998, as compared to the same 1997 periods. This increase related primarily to expenses which were incurred in the respective periods in 1997 and not in 1998, primarily for additional (i) marketing expenses (including advertising, trade show, public relations, bidding and proposal and demonstration expenses) associated with the introduction of new products for Courseware on Demand and increased sales and marketing activity in the cruise line market, and; (ii) employment of sales and marketing personnel and related payroll and non-recurring legal and administrative expenses related to establishing a sales office in Singapore. The Company anticipates that it will continue to invest in its marketing and sales generation strategy (increasing advertising, trade show, demonstration and proposal expenses and sales and marketing personnel, with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performance.

Provision for doubtful accounts and inventory for 1998 periods reflect a change from 1997 periods of $2.1 million for the third quarter and $2.8 million for the nine months ended September 30,
1998. $1.1 million for the third quarter and $1.8 million for the nine months of 1998 resulted from a writedown of inventories  and a reserve for the uncertainty and possible uncollectibility of outstanding receivables due to (i) repeated program schedule delays by Fairlines related to shipsets three and four and (ii) the length of time  that
accounts receivable for extended programs with Fairlines and  the
South Korean Government High School Program have been past due. Additionally, a $1.0 million increase in the provision for doubtful accounts for the third quarter and nine months ended September 30, 1998 resulted from a reserve taken for a fixed fee arrangement with a major aeronautical electronics company negotiated in June 1998 with respect to the licensing
of  the Company's technology, the value of which licensing cannot now be considered fixed and determinable due to a change in facts
and   circumstances.  The  current  agreement  under   discussion
integrates the fixed fee arrangement which was originally viewed as being a separate, distinct relationship, with a broader transaction involving a planned equity investment.(See "General - AirView" above)

Changes in interest income and expense are attributable to changes in average outstanding borrowings during the periods presented, a conversion of debt interest to preferred stock dividends and interest income on restricted cash and short-term securities.


Liquidity and Capital Resources; Certain Transactions

During the nine months ended September 30, 1998, the Company's cash increased $71,182 principally due to the net proceeds from the issuance of convertible preferred stock of $2.0 million, proceeds from the issuance of $2.7 million of debt and the sale of short term investments of $638,559, offset by cash used in operating activities of $5.1 million and the purchase of property and equipment of $94,639. The negative change in cash from operating activities primarily resulted from a net loss of $3.6 million, a decrease in accounts payable and accrued expenses of $2.6 million, and an increase of $3.0 million in accounts receivable, offset by a decrease in inventory of $1.1 million. The reduction in cash from operating activities was offset by depreciation and amortization of $252,000 and an increase in provision for doubtful accounts and inventory of $2.8 million.

The Company's primary source of funds at September 30, 1998 consisted of $1.1 million in cash and funds available under a $1.0 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which are restricted from use by the fact that they are pledged as collateral for the availability of the line of credit. The line of credit, which expires in May 1999, bears interest at an annual rate of 7.05%. At September 30, 1998, the Company had $975,000 borrowings outstanding under the line of credit.

Capital expenditures for the purchase of property and equipment for the nine months ended September 30, 1998 were $94,639, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities. During the rest of 1998, capital expenditures, if any, are anticipated to be funded through existing working capital or other financing.

The Company is indebted to an institutional lender, as of September 30, 1998, in the aggregate amount of $230,189, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor, KA Investments LDC (the "Investor"), of five-year convertible debt securities (the "Debentures") pursuant to the terms of a Convertible Debenture Purchase Agreement, dated March 11, 1998, by and between the Company and the Investor (the "Debenture Purchase Agreement"). Each Debenture was sold for $50,000.00, accrued interest at a rate of 4% per annum, and was convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share (as adjusted for stock splits). As of June 9, 1998, the Investor and the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement A"), pursuant to which the Investor agreed to exchange all of its Debentures for 220,000 shares of the Company's 4% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The financial terms of the Series A Preferred Stock are identical to the financial terms of the Debentures for which they were exchanged. The Company was obligated to file and have declared effective by the Securities and Exchange Commission (the "Commission"), on or prior to June 24, 1998, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock. The Company originally filed such Registration Statement on May 1, 1998, and such Registration Statement was declared effective by the Commission on June 8, 1998. The Company has agreed to use its best efforts to keep the Registration Statement effective for a period of three (3) years following the effective date of the Registration Statement, or through such earlier date when the Common Stock to be acquired upon conversion of the Series A Preferred Stock may be sold pursuant to Rule 144(k) under the Securities Act.

The Company registered the Shares underlying the Series A Preferred Stock to provide the holder of such shares, upon conversion of the Series A Preferred Stock, with freely tradable shares of Common Stock. The related Registration Statement covers up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series A Preferred Stock under the Purchase Agreement. The terms of the Purchase Agreement require that the Company maintain a reserve of up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series A Preferred Stock under the Purchase Agreement for issuance upon conversion. The terms of the Series A Preferred Stock permit the Company, at its option, to pay the dividends on the Series A Preferred Stock in shares of Common Stock in lieu of cash under certain circumstances. However, the Company does not intend to issue such number of shares of Common Stock in lieu of cash dividends which, when added to the number of shares of Common Stock into which the Series A Preferred Stock is convertible, would allow the aggregate number of such shares of Common Stock to exceed 20% of the outstanding shares of Common Stock on the issue date of the Series A Preferred Stock under the Purchase Agreement A.

The outstanding Series A Preferred Stock is subject to mandatory redemption by the Company, at the aggregate Stated Value ($100 per share) thereof plus accrued and unpaid dividends, on March 11, 2003, or earlier under certain circumstances. In addition, during the period from March 11, 2001 through March 11, 2003, if any five- day average of the closing bid price of the Common Stock is $3.00 or greater, any outstanding shares of Series A Preferred Stock shall be subject to automatic conversion by the Company into shares of Common Stock at $3.00 per share. As of September 30, 1998, holders of the Company's Series A Preferred Stock exercised their right and converted 130,000 shares of the Series A Preferred Stock into 442,153 shares of the Company's Common Stock.

On May 19, 1998, the Company entered into a promissory note with an institutional lender in the amount of $470,000. This note is secured by the real estate of the Company. The note is due and payable on April 19, 2001 and bears interest, payable monthly, at an annual rate of 16%.

On June 29, 1998, the Company entered into a promissory note (the "Investor Note") with an institutional investor in the amount of $1,250,000. This note was unsecured and was due and payable with accrued interest at an annual rate of 8% on August 28, 1998. The Company, in its sole discretion, could elect to pay this note on August 28, 1998, subject to a payment charge of $87,500, or exchange this note for a series of convertible preferred stock or convertible debentures of the Company. Repayment of the Investor Note was orally extended and made payable on demand.

On October 23, 1998, the Company elected to exchange the Investor Note for 1,500 shares of the Company's Series B 8% Convertible Preferred Stock (the " Series B Preferred Stock") and warrants to acquire 100,000 shares of Common Stock issued to the holder of the Series B Preferred Stock (the "Warrants"). The $1,000 stated value per share of Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock, at a price per share equal to (i) from November 22, 1998 through December 22, 1998, at the lesser of $ 3.66 per share of Common Stock (the "Closing Price") or 80% of the average of the closing bid prices as reported on the Nasdaq SmallCap Market ("Nasdaq") for the lowest five of the 20 trading days immediately preceding the date of Series B Preferred Stock conversion (the "Average Price"),
(ii) from December 23,1998 through January 21, 1999, at the lesser of the Closing Price or 77.5% of the Average Price, and
(iii) from and after January 22, 1999, at the lesser of the Closing Price or 75% of the Average Price. The Warrants are exercisable to acquire shares of Common Stock at a price per share equal to $4.125.

The shares of Series B Preferred Stock were issued pursuant to a Securities Purchase Agreement, dated as of October 23, 1998 (the "Purchase Agreement B"), entered into between the Company and a single institutional investor upon the exchange of outstanding loan principal and accrued interest pursuant to the Investor
Note, plus certain premiums, owed by the Company to that investor. In connection with such exchange of indebtedness, the Company also issued the Warrant to the same institutional investor. The Company is obligated to file and have declared effective by the Commission, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the terms of a Registration Rights Agreement entered into between the Company and the holder of the Series B Preferred Stock and the Warrants on October 23, 1998 (the "Registration Agreement"). Pursuant to the Registration Agreement, the Company is required to use its best efforts to maintain a continuously effective Registration Statement, with respect to the Common Stock underlying the Series B Preferred Stock and the Warrants until the earlier of three years after the Registration Statement is declared effective or until such earlier date on which such Common Stock may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the "Securities Act"). The Company will not receive any proceeds from the resale by the holders of any of the Common Stock issuable to the holders upon conversion of the Series B Preferred Stock.

Pursuant to the terms of the Registration Agreement, the Registration Statement will cover up to 20% of the number of shares of Common Stock outstanding on the issue date of the
Series B Preferred Stock under the Purchase Agreement B. The terms of the Purchase Agreement B require that the Company maintain a reserve of up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series B Preferred Stock under the Purchase Agreement B for issuance upon conversion.

At any time through December 22, 1998, the Company may redeem the Series B Preferred Stock at 103% of the aggregate stated value ($1,000 per share) thereof, plus all accrued and unpaid dividends. Thereafter, through October 23, 2001, the Company may redeem all outstanding shares of the Series B Preferred Stock at 135% of the aggregate stated value thereof, plus accrued and unpaid dividends on such shares (the "Redemption Price"), as long as the then Current Market Price (as defined) of the Common Stock at the time of optional redemption is less than $3.66 per share. Furthermore, all shares of Series B Preferred Stock that have not been converted to Common Stock prior to October 23, 2001 shall be converted to Common Stock on that date. Notwithstanding such mandatory conversion, however, absent approval of the Purchase Agreement B by Company Stockholders in satisfaction of applicable Nasdaq rules, rather than conversion of all then outstanding Series B Preferred Stock the Company shall be required to make cash redemption payments equal to the Redemption Price of such shares to the extent that any common shares issuable upon conversion, when aggregated with (i) all common shares previously issued on Series B Preferred Stock conversion, (ii) all common shares issued as stock dividends on the Preferred Stock, and
(iii) all common shares issuable on exercise of the Warrants, would equal 20% or more of the number of outstanding shares of Common Stock on October 23, 1998.

On August 12, 1998, the Company entered into promissory notes (collectively "Series Notes") with five individual investors in the aggregate amount of $650,000. The Series Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% on October 14, 1998. The Company, in its sole discretion, could elect to pay these Series Notes on October 12, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series Notes for a series of convertible preferred stock or convertible debentures of the Company.

On October 12, 1998, the Company entered into new promissory notes (collectively "Series A Notes") in the aggregate amount of $704,082 with the holders of the Series Notes to replace and rollover the Series Notes. The Series A Notes are unsecured and are due and payable with accrued interest at an annual rate of 8% on December 11, 1998. The Company, in its sole discretion, may elect to pay these Series A Notes on December 11, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series A Notes for a series of convertible preferred stock or convertible debentures of the Company.

The Company believes that its working capital requirements will increase throughout 1998 and beyond, particularly as its focus continues on large, long-term projects. The Company is in discussions with commercial and private lenders to increase the availability of borrowings secured by assets of the Company. The Company believes that currently available cash, the proceeds received from the issuance of additional debt and preferred stock and funds generated from operations, if any, further expansion of terms with trade creditors and increasing the availability of borrowings secured by assets of the Company will be sufficient to satisfy its cash needs for the foreseeable future. However, maintaining an adequate level of working capital through the end of 1998, and thereafter, will depend in part on collection of accounts receivable on a timely basis, the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. The Company may seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships, or for expansion of additional sites or major long-term projects. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all.
                   PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

              3.1 Articles of Amendment to the Certificate of Incorporation of the Registrant

             10.1 Securities Purchase Agreement, dated as of
        October 23, 1998, between the Shaar Fund Ltd. (the
        "Investor") and the Registrant.

             10.2 Registration Rights Agreement, dated as of
        October 23, 1998, between the Investor and the Registrant.

          10.3 Warrant Agreement dated October 23, 1998, between the Investor and the Registrant.

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


                              THE NETWORK CONNECTION, INC.
                                   (Registrant)


Date:  November 16, 1998           By:__/s/ Wilbur
Riner________________________________
                                   Wilbur Riner
                                   Chairman and Chief Executive
Officer

                         By:__/s/ Bryan R.
Carr________________________________
                                   Bryan R. Carr
                                   Chief Financial and Principal
                                   Accounting Officer