Form 10KSB
period 1998-12-31
NETWORK CONNECTION INC
filed 1999-04-15
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
                             27
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1998

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


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 31, 1999, in the over-the-counter market as reported by The Nasdaq SmallCap Market tier of The Nasdaq Stock Market, was approximately $10.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 1999, the registrant had outstanding
5,179,646 shares of its Common Stock.

             DOCUMENTS INCORPORATED BY REFERENCE

                            None
                            PART I


Item 1.   Business


General

      The Company designs, manufactures and distributes computer networking products and systems, including complete video and data entertainment systems, high stream count videoservers and workstations, which provide users with video on demand applications and support and full motion digital video, imaging and other multimedia processes. The Company's networking products are used in connection with employee training, academic, telecommunications, entertainment and other industry applications. Video on demand permits new ways to employ video as an instructional, entertaining and communications medium over existing computer networks. Each user is given the ability to call-up video content as needed, without affecting any other network participant's requirements on the system, and without requiring any other system participant simultaneously to view the same content.

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

      The  Company's  products  are  sold  under  the  names
TRIUMPH, Cheetah, and related sub product names. These systems are based upon non-proprietary PC hardware standards and utilize standard major components and subsystems in order to provide flexibility and reliability. The Company's products are designed to be compatible with industry standard network operating systems and new network operating systems as they become available. Product design allows compatibility with most applications running in such network environments, and enables the Company's systems to operate efficiently as servers and work stations for groups of interconnected PCs arranged in LANs, WANs, intranets and the Internet. The Company currently distributes its products worldwide principally through its own internal sales force and strategic resellers.

The Network Connection Solution

     In 1987, the Company first introduced the initial entry of its TRIUMPH family of multimedia information and entertainment systems, which are designed to provide the compatibility, performance, availability and scalability necessary for sophisticated interactive capable systems. The Company believes that its systems contain the following features.

     *    Compatibility

     The TRIUMPH family is based upon hardware standards and is designed to be compatible with industry standard network operating systems, such as Windows NT, Novell NetWare, Microsoft LAN Manager, SCO UNIX, Banyan VINES and Linux, and with new network operating systems as they become available. In addition, the Company's products are designed to be compatible with applications designed to run in such network environments. TRIUMPH familty systems use of common "interfaces" (e.g., products utilized to increase system functionality in terms of system power and/or special or additional features availability), such as the Small Computer System Interface ("SCSI"), and its employment of Peripheral Component Interconnect ("PCI"), FCAL (FiberChannel Arbitrated Loop), Gigabit ethernet and Fast ethernet, also enables the Company's products to connect with hardware produced by third-party vendors. The TRIUMPH systems also provide for ease of support of a wide range of network connectivity standards.

     *    Performance

       The TRIUMPH architecture consists of independent subsystems interfaced by a high-speed symmetric/asymmetric multiprocessor connected system. This architecture is designed to reduce the I/O bottlenecks and performance degradation typically associated with PC- based servers attempting to perform multiple tasks concurrently with a single microprocessor. The TRIUMPH open systems architecture and critical data flow design technology incorporates the fault tolerance and high throughput necessary to provide simultaneous services, such as video-on-demand, LAN-based video training, and database/file imaging and printing. In addition, as the TRIUMPH systems provide video/multimedia systems encompassing voice or sound, pictorial and graphic, live or recorded, and touch technologies, the Company believes that easy access to information in a "user friendly" environment is made available. In this respect, the TRIUMPH architecture is designed to provide abilities and features not found in mainframes and minicomputers at a significantly lower cost.

     *    Availability

      The TRIUMPH architecture is designed to permit systems to be configured to provide the high level of availability required for business-critical applications through reliability, data integrity and recoverability features. Reliability features available for certain TRIUMPH models include power supply and other key module redundancy to promote continued system operation, cooling system redundancy to protect against premature component failure and disk redundancy by providing an ability to replace hard disks during system operation without interruption. The TRIUMPH data integrity features minimize the potential for data loss during system operation and, in addition to the disk backup features described above, include data parity checking to enhance data integrity. Recoverability features facilitate recovery when a stoppage does occur and include subsystems which permit remote diagnostics subsystems for TRIUMPH systems.

     *    Scalability

       The TRIUMPH systems can scale from just a few interactive users to hundreds or thousands of interactive users providing an array of interactive services, which include internet, intranet, audio, audio/video, commerce and transactional information systems.

     *    Upgradability

       The TRIUMPH systems allow for upgrading without obsolescence of existing Triumph products. Upgrades may include architecture to allow increase in the number of interactive users, concurrent video streams, or other interactive applications.

Product Strategy


Technology and Product Strategy


     *    Support Popular Network Operating Systems

      . The Company intends to support additional network operating systems if they augment the capabilities of the Triumph interactive systems. The TRIUMPH systems open architecture and compatibility features permit ease of support for new and emerging software technologies to leverage the time critical interactive data nature of the systems. As any new operating system or software technology is introduced, the Triumph architecture is readily capable to incorporate such as it may relate to the benefit of the Triumph family of interactive systems.

       *      Develop   Higher  Performance  Systems   While
Maintaining Compatibility

      The Company's principal technological challenge with respect to the development of its TRIUMPH family of interactive systems is to simultaneously deliver high performance and compatibility with existing PC hardware and software standards. The Company intends to continue improving the performance of its systems while maintaining compatibility with popular network operating systems and hardware interfaces.

     *    Offer Broad Product Line

      The scalability of TRIUMPH systems is key to providing a diverse range of services for the educational, and transportation related markets. The product line, while broad within a given market segment, is specifically targeted to provide an easily deliverable custom system to meet the needs of the given customer. The flexibility of the Triumph interactive systems allows for quick and easy customization for any given customer within a target market.

     *    Packaging

      Sales of the Company's TRIUMPH systems are made as complete integrated, yet customizable, systems. The Company sells its products as a complete solution to a customer's needs, rather than as only a "finger in the dike" or a niche filler. In 1995, the Company introduced, hardware, software and services packaged as complete value added system solutions for the travel and transportation commercial markets: (i) "AirView," an in-flight interactive entertainment and cabin management system mounted in individual airline seats, (ii) "TrainView." an in-transit interactive entertainment and railcar management system mounted in individual railcar seats, (iii) "InnView," an in-room interactive entertainment system for the hotel hospitality market and (iv) "CruiseView," an in-room interactive entertainment system for the cruise ship market.

Technology

      The Company believes that the TRIUMPH architecture allows its products to provide the performance and availability advantages of a mainframe without sacrificing compatibility with PC hardware and software standards. This architecture consists of independent subsystems interfaced by a high-speed system bus. These subsystems include: the Company's TRIUMPH RAID Accelerated Controller ("TRAC"), an intelligent Input/Output Processor subsystem; the primary CPU subsystem; the systembus subsystem; and the main memory subsystem. These subsystems operate independently and thus reduce the I/O bottlenecks and performance degradation typically associated with other approaches.

  Network Operating System Compatibility Features. Network operating systems are designed to work with architectures that incorporate industry standard connection features. When a server design features an architecture that does not incorporate such industry standards, the server manufacturer must modify the network operating systems utilized in order for it to work with its nonstandard architecture. Generally, the time, expense and knowledge necessary to complete these modifications limit the number of network operating systems supported by these proprietary servers and restrict their ability to respond quickly to new NOS releases. The TRIUMPH system open architecture is compatible with the basic I/O system that allows computer hardware to connect to a network operating system. This enables the TRIUMPH system to support any network operating systems with the relatively simple addition of drivers specific to that network operating system. The TRIUMPH system's are, therefore, compatible with leading network operating systems such as Linux, Windows NT, Novell NetWare, Microsoft LAN Manager, SCO UNIX and Banyan
VINES. The Company's products are also designed to be compatible with new network operating systems as they become available.

  Application Compatibility Features. The TRIUMPH system's open architecture permits applications written for use with the network operating systems supported by the Company to run unmodified. The TRIUMPH systems, therefore, support applications that require both network operating systems and basic I/O system compatibility.

  Hardware Interface Protocols. Each TRIUMPH subsystem provides hardware compatibility by supporting industry standard interfaces with simple software drivers. The TRAC subsystem offers SCSI, FCAL, IDE, and SAN compatibility, the CPU subsystem offers CISC/RISC compatibility and the bus subsystem offers PCI compatibility. SCSI peripherals, network interface cards or other subsystems designed by third parties that incorporate technological advances in any of these standards-based product areas may be added easily to TRIUMPH systems.

  Intelligent I/0 Processor Subsystem. The TRAC subsystem utilizes an asymmetric approach to managing mass storage and consequently relieves the main CPU of that task and improves overall system performance. With the TRAC, data is accessed from the disk drives and is more easily and economically (in terms of bandwidth usage) available to the CPU and main memory. Multiple TRACs can be configured in a TRIUMPH server system, allowing an almost unlimited number of peripherals per system.

      The TRAC may also incorporate RAID technology based on the need of the system design to help protect the system from data loss. This technology, which is commonly referred to as data striping and disk mirroring, also improves system performance by reducing data transfer and access times from disk drives.

  Central Processing Unit Subsystem. The CPU subsystem runs the NOS and applications in client-server environments. The CPU offers CISC/RISC compatibility. Each subsystem may be upgraded with a CPU that incorporates a microprocessor operating at a higher clock speed.

  Availability Features. The TRIUMPH system architecture is designed to permit systems to be configured to provide the high level of availability required for critical applications through reliability, data integrity and recoverability features. Reliability features available for certain TRIUMPH models offer key module redundancy to promote continued system operation. The TRIUMPH systems data integrity features minimize the potential for data loss during system operation.

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

     The following lists the basic features of each model in the Company's current generation of TRIUMPH products:

VIDEO SERVERS

 CheetahO Enterprise Video File Server. The CheetahO or M2V has the same capabilities as the M2r Enterprise File Server (see below), except that it contains certain configuration enhancements that allow for the support of video applications across entire networks. It is designed to serve up to 300 simultaneous video users per single system and can be rack mounted to achieve up to 336 gigabytes of disk storage.

  CheetahO  Large  Workgroup Video File Server.   The  video
capable version of the TNX is very similar to CheetahO described above, but with reduced work station service capacity and reduced disk storage capabilities.


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

These systems can support live-feed, closed-circuit and satellite based digital television programs in addition to personal interactive entertainment and video/audio on demand, shopping, multi-player games, gambling, shore excursion/ event booking, karaoke and Internet access all simultaneously, independently and with full user control via a wireless television remote control in each room or touch screen display at each seat. In addition, attendant interactive training can be provided at the same time.

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

     The Company is also attempting to develop relationships with software and other product vendor "partners" capable of encouraging their customers to purchase the Company's systems in conjunction with their own products on the basis that overall system or product performance will be enhanced. The Company would assist these partner-vendors by determining the configuration of the Company's products that will deliver optimal performance along with the partner-vendor's products. An example is the Company's relationship with Tandberg Educational for the sale of the Company's superserver products in conjunction with Tandberg products for use in educational digital multimedia instruction applications.

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

     With respect to base configuration TRIUMPH superservers for simple LANs, the Company competes with manufacturers of high-end PCs used as network servers. Competitors offering products in this market include International Business Machines Corporation ("IBM"), Compaq Computer, Inc. and Dell Corporation. One of the principal competitive factors in the market for simple LANs is price, and the economies of scale available to high-end PC manufacturers may permit them to offer their products at a lower price. The Company expects its competitors to continue to improve the performance, availability, scalability and upgradability features of their products. The Company expects all of its competitors in the simple LAN market to improve the distribution channels for their products used as servers.

       With respect to more fully configured TRIUMPH superservers for larger and more complex LANs and more sophisticated or business-critical applications, the Company competes indirectly with manufacturers of mainframes and minicomputers. In addition, certain manufacturers promote their mainframes and minicomputers as being appropriate for use as network servers. Competitors offering products in this market include IBM, Digital Equipment Corporation, Hewlett-Packard Corporation and UNYSIS, Inc. The Company believes that the positive competitive factors in this market include the Company's ability to provide server products with performance and availability characteristic of mainframes and minicomputers, at a significantly reduced cost, as well as with the compatibility to support current and future networking solutions built around industry standard hardware and software. The Company's operating results could, however, be adversely affected if one or more of these competitors elects to compete more aggressively with respect to price or product features of their mainframes or minicomputers. The Company competes in the market for complex LANs with other manufacturers of superservers, including Sun, Silicon Graphics and Ncube. The Company competes in the market for "turn-key" systems for travel related entertainment with other manufacturers of complete systems, including Rockwell Collins Passenger Systems, BE Aeorspace, Sony Transcom, Matsushita, Allin
Interactive, Interactive Flight Technologies and Trans Digital. The Company believes that it competes favorably with other manufacturers of superservers and "turn-key" systems with respect to the compatibility, performance, availability, scalability, upgradability and technical support required for sophisticated network computing available with the Company's products. In addition, components of the company's products are smaller, weigh considerably less and consume much less power than those of several competitors. Because these factors affect operating costs for the operator, they may be critical factors for customers.

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

       As many of the Company's competitors are more established, benefit from greater market recognition and
have   greater  financial,  technological,  production   and
marketing resources than the Company, establishing and maintaining the Company's competitive position will require continued investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or survive the sales cycle and support the receivables collection cycle or that the Company will be able to make the necessary technological advances. In addition, if more manufacturers of PCs, mainframes or minicomputers were to develop and market their own superserver class of products, the Company's operating results could be adversely affected.

End Users

      The Company's products are sold to end users in a wide range of industries. Customers that have purchased the Company's products are financial institutions, health care
companies,               academic              institutions,
communications/broadcasting companies, governmental agencies and other bureaucracies, entertainment providers, transportation operators and end-users operating in various other industries.

      The market niches for the Company's high-end, high performance, video capable products currently encompass, but are not limited to, applications for education and corporate skills training, product training, hotel, train, ship and airplane video-on-demand and retail facility information kiosks. Most sales efforts in 1998 were focused on larger system sales into niche markets of the Company's "turn-key" packaged solutions, AirView, CruiseView and TrainView, which have longer sales cycles. Sales of such products will contribute to sales backlog for revenues derived from multiple roll-out deliveries over 12 to 36 months. The Company currently has agreements (see "AirView", "CrusieView", "TrainView" below) for and has responded to major requests for proposal for CruiseView, AirView and TrainView systems with some of the world's largest travel and transportation-related companies. There can be no assurance, however, that the Company will successfully negotiate definitive agreements for the purchase of these systems. Due to the fact that all of the markets for this type of product are in their infancy, and their actual aggregate size is impossible to measure accurately, the Company is unable to determine the shares of these markets held by its own products. Nevertheless, Management of the Company expects the video server market to experience significant growth, with the growth to come principally from the high-performance superserver segment of the market.

AirView

In an Agreement dated as of June 19, 1997, the Company entered into an AirView Purchase Agreement (the "AirView Agreement") with Fairlines, a French corporation engaged in the start-up operation of a commercial airline, for the purchase of up to ten AirView systems for installation on ten Fairlines aircraft. The costs of purchase from the Company include the cost of training Fairlines employees for system use, and the cost of system installation, which installation is provided by Hollingsead International and its subsidiaries ("Hollingsead") on behalf of the Company under a separate agreement with the Company (see "PART I - Manufacturing"). Delivery of all AirView systems under the terms of the agreement was originally expected to be completed by December 31, 1998. Due to Fairlines repeated delays in securing additional aircraft, it is unclear as to when, if ever, any additional systems will be sold to and installed by Fairlines. In March 1999, the Company filed to revoke the Supplemental Type Certificate (STC) (see "PART I
- Government Regulation") issued in connection with the two Fairlines aircraft on which AirView systems are installed and in operation due to Fairlines default in payment under terms of the AirView Agreement. Revocation of the STC would result in the inability for Fairlines to operate the aircraft commercially with the AirView system installed on the aircraft. The Company is pursuing its remedies, contractual and otherwise, in respect to collection of amounts due and damages incurred under the AirView Agreement. (see "PART I - ITEM 3 - Legal Proceedings")

In April 1998, the Boeing Company specified the Company's AirView Video/Audio on Demand server as part of the airplane manufacturer's completion Request For Proposal (RFP) for the new B737-73Q Business Jet. In November 1998 the Company received an order from Raytheon Systems Company, a unit of Raytheon Company, which was contracted by Boeing Company, to equip the Boeing Business Jet (BBJ) B737-73Q "Demonstrator" aircraft with the Company's AirView for an Integrated Business and Entertainment System (IBES). Installation began in late 1998. There can be no assurance however, that any additional orders for the Company's AirView system other than the Demonstrator will be received.

CruiseView

The Company entered into a CruiseView Purchase Agreement, dated as of February 13, 1998 (the "Star Agreement"), with Continuous Network Advisors ("CNA") on behalf of Star
Cruises Management Limited ("Star"), an Isle of Man corporation engaged in the operation of a commercial cruise line, for the purchase of CruiseView systems for installation on up to two Star cruise vessels. The costs of purchase from the Company include the cost of training Star employees for system use and the cost of system installation. Delivery and installation of the CruiseView systems under the terms of the agreement for the first ship was completed and began commercial operation in October 1998, with the second ship originally expected to be completed by September 30, 1999. In March 1999, the Company filed for arbitration to enforce its rights under the terms of the Star Agreement. The Company claims that Star and CNA are in default under the payment obligations of the Star Agreement and intends to aggressively pursue its rights under the terms of the Star Agreement through arbitration and all remedies available, including repossession of inventory, contractual and otherwise. (see "PART I - ITEM 3
- Legal Proceedings") The Company increased its provision for doubtful accounts by approximately $2.6 million in the fourth fiscal quarter of 1998 due to the uncertainty of recovery of certain amounts due the Company under the Star Agreement.

In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), a Panamanian registered corporation, for the purchase, installation and maintenance of CruiseView on a minimum of one Carnival Cruse Lines ship, and an unspecified maximum number of Carnival Cruse Line ships. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement, as is the minimum software license and installation cost per ship, with additional per ship costs charged based upon the number of actual cabins installed and operational. The cost of training up to ten Carnival personnel per ship for system operation is included in the contract cost for licensing and installation of CruiseView, with the cost of additional training and maintenance billed separately by the Company. The Carnival Agreement initially called for delivery of the CruiseView system for use aboard one ship, the Carnival Cruise Lines "M/S Triumph" currently under construction, which system is expected to be installed in mid 1999. In December 1998, Carnival exercised its right and ordered the installation of a CruiseView system on the Carnival Cruise Lines "M/S Sensation". Delivery and installation of CruiseView for the Sensation began in December 1998 and is expected to begin commercial operation in April 1999. The Company anticipates gross revenues of over $4.0 million from the purchase, installation and maintenance of CruiseView on these two Carnival cruise ships. There can be no assurance however, that Carnival will exercise its right under the Carnival agreement to order CruiseView for installation on any additional ships.

TrainView

In February 1999, the Company received an engineering design order from Alstom Transport Limited ("Alstom"), a unit of ALSTOM SA, to incorporate the design of TrainView, the Company's advanced Infoactive Business and Entertainment System, into Alstom's concept high speed train design. The TrainView all-digital system proposed is an adaptation of the Company's existing system currently installed for various in-flight and cruise customers. The system is expected to deliver personal interactive entertainment, video/audio on demand, E-Commerce for shopping, event booking, Internet and business services to the seat through the Company's TransPORTAL applications. There can be no assurance however, that Alstom will purchase a TrainView system for installation on any train.


Customer Concentration

In 1998, two customers accounted for an aggregate of 96% (76% and 20%, respectively) of the Company's revenues. In 1997, three customers accounted for an aggregate of 79% (38%, 30% and 11%, respectively) of the Company's revenues. Management believes that the concentration of credit risk with respect to trade accounts receivable is high due to the limited number of customers requiring large shipments.

Customer Support

      The Company believes that customer service and support is a significant competitive factor in the network server market which will become increasingly important as LANs become more complex and as more enterprises implement business-critical applications on their networks. The Company supports its customers by providing rapid problem resolution both during and after the installation process. The Company maintains a small, in-house technical support organization that assists customers in troubleshooting problems and providing replacement parts. The Company provides a toll-free hotline to help diagnose and correct system interruptions as they occur at customer sites and its support staff is available seven days a week.

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


Intellectual Property

      The Company currently holds no patents, but has a patent application pending with respect to its AirView products and technology. The Company currently holds federal trademarks, for the marks "TNX", "TRIUMPH", "THE NETWORK CONNECTION", "M2", "M2V" and "T.R.A.C.", "CHEETAH", "QUAD-CHEETAH", "CHEETAH WORKGROUP", "EDUVIEW", "AIRVIEW", "TRAINVIEW", "CRUISEVIEW" and "BATTLEVIEW" and has trademark applications pending for the mark "INNVIEW". The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements with all of its employees and other protective measures, to establish and protect its proprietary rights in its products. The Company believes that because of the rapid pace of technological change in the networking industry, legal protection of its proprietary information is less significant to the Company's competitive position than factors such as the Company's strategy, the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. The failure or inability of the Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

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

          Because the process of obtaining an STC is highly technical, the Company has entered into agreements with Hollingsead and its subsidiary Elsinore Aerospace Services (collectively, "Hollingsead") to assist the Company in the application and approval process (see ITEM 1 -- "Manufacturing"). Hollingsead is an FAA designated engineering representative experienced in in-flight entertainment systems and has the authority to approve, subject to final FAA review, certain aspects of the Company's STC applications.

Potential Change of Control Transaction

On February 4, 1999, the Company, entered into a non-binding Letter of Intent with Interactive Flight Technologies, Inc., a Delaware corporation ("IFT") regarding the acquisition by the Company of all or substantially all of the assets and specified liabilities of IFT (the "Net Assets") relating to IFT's interactive entertainment business (the "Business") in consideration for the Company's issuance to IFT of that number of shares of its Common Stock as would constitute 60% of the Company's fully-diluted equity (the "Acquisition"). The Net Assets will include: $5 million in cash; accounts receivable owing to IFT from Swissair; the proceeds and other recoveries generated by certain litigation brought by IFT; the Swissair warranty contract; the Swissair customer relationship; all IFT interactive entertainment intellectual property, and other tangible assets related to the Business (including but not limited to customer lists and files, trade secrets, trademarks, service marks, assignable government permits and other rights under leases and rights under specified contracts); inventory, furniture, fixtures, computers and equipment related to the Business; other infrastructure (including FAA certified repair station) relating to the Business; IFT's engineering and technical staff; and the benefit of all IFT research and development efforts. The Acquisition will be effected in accordance with a definitive agreement (the "Agreement") to be subsequently negotiated and signed following the completion of due diligence investigations by the Company and IFT. In addition to the usual and customary representations, covenants and conditions contained in agreements of the type used to consummate transactions like the Acquisition, the definitive agreement will provide that closing of the Acquisition is subject (i) to approval by the shareholders of the Company, if required under the rules of The Nasdaq Stock Market, and (ii) the receipt of a "fairness opinion" with respect to the terms of the Acquisition to the effect that the Acquisition is fair from a financial point of view, to the Company shareholders. Although the Letter of Intent is otherwise not binding, the Company has agreed to refrain from entering into negotiations with any other party for the sale of all or substantially all of its assets, or for the sale of control of the Company, until May 15, 1999. IFT similarly agreed not to enter into negotiations for the acquisition of control of any other company engaged in the interactive entertainment business until May 15, 1999. There is no guarantee that the Acquisition will be consummated on the terms set forth in the Letter of Intent. IFT developed interactive entertainment products for use in the airline and travel industry, and it has ceased all research and development activities with respect to such products except as required under contract. It currently maintains only one ongoing contract for its interactive entertainment products, and is currently engaged in the redirection of its business activities into new markets. IFT is a Nasdaq: NMS registrant and trades under the ticker symbol FLYT.

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

       The Company performs all of its research and development activities at its headquarters in Alpharetta, Georgia. During 1998 and 1997, research and development expenses totaled $397,196 and $277,527, respectively. The Company intends to continue to invest in research and development.

Employees

      As of April 15, 1999, the Company had 22 full-time employees and 2 part-time employees. None of the employees are covered by a collective bargaining agreement. The Company's success depends to a significant extent upon the performance of its executive officers and other key personnel. The Company considers its relations with its employees to be good.

Item 2.    Property

      The Company's primary operations are performed in its 20,000 square foot, owned facilities located on two acres in Alpharetta, Georgia. The Company is indebted to two institutional lenders as of December 31, 1998, in the aggregate amount of $227,102 and $470,000, respectively, for the purchase of this primary operating facility. These loans are secured by the purchased real estate and bear annual interest at the rate of such lender's prime rate plus 2% and 16%, respectively.

      The Company believes that its current facilities described above are adequate for its immediate and near-term needs and does not anticipate the need for significant expansion in the near future.


Item 3.    Legal Proceedings

On December 1, 1998, Sigma Designs, Inc. ("Sigma"), filed a complaint against the Company in the United States District Court, Northern District of California, San Jose Division, Civil Action File No. 98-21149J(EAI) alleging breach of contract and action on account. Sigma claims that the Company failed to pay for goods shipped to the Company by Sigma. The matter was settled by written agreement dated January 22, 1999, contingent upon registration of Company stock issued to Sigma as a part of such settlement, and payment by the Company of $50,000, in two installments, the latter which was due on February 5, 1999. The Company made the $50,000 settlement payments and is in the process of filing for registration of the stock issued to Sigma, subject to penalty payments for late filing. Management of the Company expects to fully comply with the terms of the settlement agreement and expects that the claim will be dismissed with prejudice.

Hollingsead filed a complaint against the Company on January 28, 1999, in the State Court of Forsyth County, State Court of Georgia, Civil Action File No. 99sc0053, alleging the Company failed to pay invoices submitted for installation and service of audio-visual systems in certain aircraft. In its complaint Hollingsead requests $357, 850 in damages plus interest, costs, attorneys fees, and punitive damages of no less than $250,000. The Company filed an answer and a counterclaim on March 29, 1999 with the court alleging that any amounts allegedly owed Hollingsead should be set-off and/or recouped against damages incurred by the Company as a result of Hollingsead's negligence and/or breach of contract. The Company is seeking settlement of such claims with Hollingsead.

On March 29, 1999, the Company filed for arbitration under the rules of the United Nations Commission on International Trade Law and the Rules of Arbitration of the Kuala Lumpur Regional Centre for Arbitration, to enforce its rights under the terms of the Star Agreement with CNA and Star for the delivery, installation and maintenance of a CruiseView system on the Star cruise ship the SuperStar Leo. The CruiseView system on the SuperStar Leo was installed and has been in commercial operation since October 1998. The Company claims that Star and CNA are in default under the payment obligations of the Star Agreement and intends to aggressively pursue its remedies, including repossession of inventory, contractual and otherwise, to enforce its rights under the terms of the Star Agreement.

On March 29, 1999, the Company filed to revoke the Supplemental Type Certi ficate (STC) issued by the FAA and DGAC in connection with the  two  Fairlines  aircraft on which AirView  systems  are installed  and  in  operation due to  Fairlines  default  in payment under terms of the AirView Agreement. Revocation  of the  STC  would  result in the inability  for  Fairlines  to operate  the  aircraft commercially with the AirView  system installed  on  the  aircraft. The Company  is  pursuing  its
remedies,   contractual  and  otherwise,   in   respect   to
collection of amounts due and damages incurred under the AirView Agreement.

Item  4.     Submission  of Matters to a  Vote  of  Security
Holders

None
                           PART II


Item 5.    Market for Registrant's Common Equity and Related
Stockholder Matters

Market for Common Stock

The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TNCX." The following table sets forth the high and low sale prices for the Company's common stock for each quarter of fiscal 1997 and fiscal 1998 as reported by The Nasdaq Stock Market:

                                   High    Low
          Fiscal 1997:
                    First Quarter       $12.375     $5.750
                    Second Quarter        12.000      6.000
                    Third Quarter         10.500      7.000
                    Fourth Quarter        10.375      5.750

          Fiscal 1998:
                    First Quarter       $ 7.125     $3.625
                    Second Quarter         5.688       3.188
                    Third Quarter          4.938      1.813
                    Fourth Quarter         4.125      2.000



Holders of Record

       At March 12, 1999, there were approximately 59 shareholders of record of the Company's common stock, but the Company believes that there are over 1,000 beneficial shareholders, based upon broker requests for distribution of annual meeting materials.

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

Overview

The Company has incurred net losses from operations for several years, has an accumulated deficit at December 31, 1998, and has used substantial cash in its operations which raises substantial doubt about the Company's ability to continue as a going concern. The company has entered into negotiation with IFT in a change of control transaction that is expected to close by May 15, 1999. The Company believes the IFT transaction will generate sufficient cash to fund currently anticipated future cash requirements during the next twelve months. If the proposed change of control should not be completed, the Company will require additional cash from alternative external sources in order to fund currently anticipated cash requirements, including performance under existing contracts, repayment of indebtedness and ongoing payroll expense. If future financing is not available when needed, the Company will be forced to curtail or discontinue operations. In such event, the stockholders may lose, or experience a substantial reduction in, the value of their investment in the Company. (see "Liquidity and Capital Resources; Certain Transactions")

In 1998, two customers accounted for an aggregate of 96% (76% and 20%, respectively) of the Company's revenues. During 1997, three customers accounted for an aggregate of 79% (38%, 30% and 11%, respectively) of the Company's revenues. The Company's products are often used with other products in large complex projects with long delivery cycles. The Company expects to experience significant fluctuations in its future quarterly operating results that may be caused by many factors, including the Company's current dependence on and timing issues, not within the Company's control, for large shipments to a limited number of customers in the travel related entertainment market and also, customer payment of invoices and customer product satisfaction which determines when, after shipment and installation, the product is accepted by the customer for payment. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

AirView

In an Agreement dated as of June 19, 1997, the Company entered into an AirView Purchase Agreement (the "AirView Agreement") with Fairlines, a French corporation engaged in the start-up operation of a commercial airline, for the purchase of up to ten AirView systems for installation on ten Fairlines aircraft. The costs of purchase from the Company include the cost of training Fairlines employees for system use, and the cost of system installation, which installation is provided by Hollingsead International and its subsidiaries ("Hollingsead") on behalf of the Company under a separate agreement with the Company (see "PART I - Manufacturing"). Delivery of all AirView systems under the terms of the agreement was originally expected to be completed by December 31, 1998. Due to Fairlines repeated delays in securing additional aircraft, it is unclear as to when, if ever, any additional systems will be sold to and installed by Fairlines. In March 1999, the Company filed to revoke the Supplemental Type Certificate (STC) (see "PART I
- Government Regulation") issued in connection with the two Fairlines aircraft on which AirView systems are installed and in operation due to Fairlines default in payment under terms of the AirView Agreement. Revocation of the STC would result in the inability for Fairlines to operate the aircraft commercially with the AirView system installed on the aircraft. The Company is pursuing its remedies, contractual and otherwise, in respect to collection of amounts due and damages incurred under the AirView Agreement. (see "PART I - ITEM 3 - Legal Proceedings")

In April 1998, the Boeing Company specified the Company's AirView Video/Audio on Demand server as part of the airplane manufacturer's completion Request For Proposal (RFP) for the new B737-73Q Business Jet. In November 1998 the Company received an order from Raytheon Systems Company, a unit of Raytheon Company, which was contracted by Boeing Company, to equip the Boeing Business Jet (BBJ) B737-73Q "Demonstrator" aircraft with the Company's AirView for an Integrated Business and Entertainment System (IBES). Installation began in late 1998. There can be no assurance however, that any additional orders for the Company's AirView system other than for the Demonstrator will be received.

CruiseView

The Company entered into a CruiseView Purchase Agreement, dated as of February 13, 1998 (the "Star Agreement"), with Continuous Network Advisors ("CNA") on behalf of Star
Cruises Management Limited ("Star"), an Isle of Man corporation engaged in the operation of a commercial cruise line, for the purchase of CruiseView systems for installation on up to two Star cruise vessels. The costs of purchase from the Company include the cost of training Star employees for system use and the cost of system installation. Delivery and installation of the CruiseView systems under the terms of the agreement for the first ship was completed and began commercial operation in October 1998, with the second ship originally expected to be completed by September 30, 1999. In March 1999, the Company filed for arbitration to enforce its rights under the terms of the Star Agreement. The Company claims that Star and CNA are in default under the payment obligations of the Star Agreement and intends to aggressively pursue its rights under the terms of the Star Agreement through arbitration and all remedies available, including repossession of inventory, contractual and otherwise. (see "PART I - ITEM 3
- Legal Proceedings") The Company increased its provision for doubtful accounts by approximately $2.6 million in the fourth fiscal quarter of 1998 due to the uncertainty of recovery of certain amounts due the Company under the Star Agreement.

In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), a Panamanian registered corporation, for the purchase, installation and maintenance of CruiseView on a minimum of one Carnival Cruse Lines ship, and an unspecified maximum number of Carnival Cruse Line ships. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement, as is the minimum software license and installation cost per ship, with additional per ship costs charged based upon the number of actual cabins installed and operational. The cost of training up to ten Carnival personnel per ship for system operation is included in the contract cost for licensing and installation of CruiseView, with the cost of additional training and maintenance billed separately by the Company. The Carnival Agreement initially called for delivery of the CruiseView system for use aboard one ship, the Carnival Cruise Lines "M/S Triumph" currently under construction, which system is expected to be installed in mid 1999. In December 1998, Carnival exercised its right and ordered the installation of a CruiseView system on the Carnival Cruise Lines "M/S Sensation". Delivery and installation of CruiseView for the Sensation began in December 1998 and is expected to begin commercial operation in April 1999. The Company anticipates gross revenues of over $4.0 million from the purchase, installation and maintenance of CruiseView on these two Carnival cruise ships. There can be no assurance however, that Carnival will exercise its right under the Carnival agreement to order CruiseView for installation on any additional ships.

TrainView

In February 1999, the Company received an engineering design order from Alstom Transport Limited ("Alstom"), a unit of ALSTOM SA, to incorporate the design of TrainView, the Company's advanced Infoactive Business and Entertainment System, into Alstom's concept high speed train design. The TrainView all-digital system proposed is an adaptation of the Company's existing system currently installed for various in-flight and cruise customers. The system is expected to deliver personal interactive entertainment, video/audio on demand, E-Commerce for shopping, event booking, Internet and business services to the seat through the Company's TransPORTAL applications. There can be no assurance however, that Alstom will purchase a TrainView system for installation on any train.

Results of Operations

Revenues decreased 36% to $5.0 million for the fiscal year ended December 31, 1998 from $7.8 million for the fiscal year ended December 31, 1997. This decrease primarily resulted from deliveries in 1997 of the Company's larger AirView systems to Fairlines and shipments on the South Korean Government High School Program, which did not occur in the 1998 period.

Gross profit as a percentage of revenues increased by 4% to 40% for the fiscal year ended December 31, 1998 as compared to 36% for the 1997 year. This increase was primarily due to revenues generated during the 1998 period from larger system sales with higher margins and technology licensing fees that were not realized in the same 1997 periods. Gross margins for any particular period are not necessarily indicative of the results that may occur in any future period due to factors including, but not limited to, changes in product mix, fluctuating component cost, critical component availability and industry competition.

Selling, general and administrative expenses decreased $638,710 (14%) for the fiscal year ended December 31, 1998, as compared to the same 1997 period. This decrease related to expenses which were incurred in the respective periods in 1997 and not in 1998, primarily for additional (i) marketing expenses (including advertising, trade show, public relations, bidding and proposal and demonstration expenses) associated with the introduction of new products for
Courseware on Demand, and (ii) employment of sales and marketing personnel and related payroll and non-recurring legal and administrative expenses related to establishing a sales office in Singapore (which office was eliminated in December 1998). The Company anticipates that it will continue to invest in its marketing and sales generation strategy (increasing advertising, trade show, demonstration and proposal expenses and sales and marketing personnel, with related payroll costs) to increase revenues and increase net income from operations in the future; such investment may adversely affect short-term operating performance.

Provision for doubtful accounts and inventory reflect an increase from fiscal 1997 of $6.5 million for the fiscal year ended December 31, 1998; $2.4 million resulted from a writedown of inventories and a reserve for the uncertainty and possible uncollectibility of outstanding receivables due to (i) repeated program schedule delays by Fairlines and
(ii) the length of time that accounts receivable for extended programs with Fairlines and the South Korean Government High School Program have been past due; $1.0 million resulted from a reserve taken for a fixed fee arrangement with a major aeronautical electronics company negotiated in June 1998 with respect to the licensing of the Company's technology, the value of which licensing cannot now be considered fixed and determinable due to a change in facts and circumstances; and $2.6 million for uncertainty in collectibility of accounts receivable from the delivery and installation of a system under the Star Agreement.

Special charges in the fourth fiscal quarter resulted from $595,263 for the impairment of other assets capitalized in 1997 related to costs for obtaining Federal Aviation Administration (FAA) certification for the Company's AirView system which were being amortized over 10 years. These assets were written off due to the uncertainty of recoverability resulting from the termination of the Fairlines Agreement and the absence of any additional orders received for the AirView system for use in commercial aircraft requiring FAA certification.

Changes  in interest are attributable to changes in  average outstanding  borrowings  during the  periods  presented  and
interest   income   on   restricted  cash   and   short-term
securities.

Liquidity and Capital Resources; Certain Transactions

The Company has entered into negotiation with IFT in a change of control transaction that is expected to close by May 15, 1999. The Company believes the IFT transaction will generate sufficient cash to fund currently anticipated future cash requirements during the next twelve months. If the proposed change of control should not be completed, the Company will require additional cash from alternative external sources in order to fund currently anticipated cash requirements, including performance under existing contracts, repayment of indebtedness and ongoing payroll expense. It is uncertain as to the Company's ability to obtain additional capital.

At December 31, 1998, the Company had working capital of approximately $1.4 million compared to $5.5 million as of December 31, 1997. The Company's primary source of funding was principally due to the net proceeds from the issuance of convertible preferred stock of $3.3 million, proceeds from the issuance of $2.2 million of debt and the sale of short term investments of $557,725. Cash used in operating activities was $5.6 million and the purchase of property and equipment was $534,084. The negative change in cash from operating activities primarily resulted from a net loss of $9.6 million, a decrease in accounts payable and accrued expenses of $1.2 million, and an increase of $3.1 million in accounts receivable, offset by a decrease in inventory of $424,827 and an increase in deferred revenue of $521,232. The reduction in cash from operating activities was offset by depreciation and amortization of $1.0 million and an increase in provision for doubtful accounts and inventory of $6.5 million.

The Company's primary source of funds at December 31, 1998 consisted of $1.1 million in cash and short term investments and funds available under a $1.0 million revolving line of credit. $1.0 million of cash represents two certificates of deposit which are restricted from use by the fact that they are pledged as collateral for the availability of the line of credit. The line of credit was to expire in May 1999, and bore interest at an annual rate of 7.05%. At December 31, 1998, the Company had $669,000 borrowings outstanding under the line of credit. On January 27, 1999, the line of credit was terminated and the restricted cash was used to payoff the borrowings of $1.0 million outstanding under the line of credit.

Capital expenditures for the purchase of property and equipment for the fiscal year ended December 31, 1998 were $534,084, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities for CruiseView and TrainView. During 1999, capital expenditures, if any, are anticipated to be funded through existing working capital or other financing.

Real Estate Indebtedness

The Company is indebted to an institutional lender, as of December 31, 1998, in the aggregate amount of $227,102, for the purchase of its primary operating facility. This loan is secured by the purchased real estate and the personal guarantees of Wilbur and Barbara Riner, and bears annual interest at the rate of such lender's prime rate plus 2%. A default by the Company in payment of this mortgage loan could result in foreclosure against the property.

On May 19, 1998, the Company entered into a promissory note with an institutional lender in the amount of $470,000. This note is secured by the real estate of the Company. The note is due and payable on April 19, 2001 and bears interest, payable monthly, at an annual rate of 16%.

Redeemable Convertible Preferred Stock

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor, KA Investments LDC (the "KA"), of five-year convertible debt securities (the "Debentures") pursuant to the terms of a Convertible Debenture Purchase Agreement, dated March 11, 1998, by and between the Company and the KA (the "Debenture Purchase Agreement"). Each Debenture was
sold for $50,000.00, accrued interest at a rate of 4% per annum, and was convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share (as adjusted for stock splits). On June 9, 1998, the KA and the Company entered into a
Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement A"), pursuant to which the KA agreed to exchange all of its Debentures for 220,000 shares of the Company's 4% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The financial terms of the Series A Preferred Stock were identical to the financial terms of the Debentures for which they were exchanged. The Company was obligated to file and have declared effective by the Securities and Exchange Commission (the "Commission"), on or prior to June 24, 1998, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock. The Company originally filed such Registration Statement on May 1, 1998, and such Registration Statement was declared effective by the Commission on June 8, 1998. As of December 31, 1998, holders of the Company's Series A Preferred Stock had exercised their right and converted all 220,000 shares of the Series A Preferred Stock into 746,653 shares of the Company's Common Stock.

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

On October 23, 1998, the Company elected to exchange the Investor Note for 1,500 shares of the Company's Series B 8% Convertible Preferred Stock (the " Series B Preferred Stock") and warrants to acquire 100,000 shares of Common Stock issued to the holder of the Series B Preferred Stock (the "Warrants"). The $1,000 stated value per share of Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock, at a price per share equal to the lesser of $ 3.66 per share of Common Stock (the "Closing Price") or 75% of the average of the closing bid prices as reported on the Nasdaq SmallCap Market ("Nasdaq") for the lowest five of the 20 trading days immediately preceding the date of Series B Preferred Stock conversion (the "Average Price"). The Warrants are exercisable to acquire shares of Common Stock at a price per share equal to $4.125.

The shares of Series B Preferred Stock were issued pursuant to a Securities Purchase Agreement, dated as of October 23, 1998 (the "Purchase Agreement B"), entered into between the Company and a single institutional investor upon the exchange of outstanding loan principal and accrued interest pursuant to the Investor Note, plus certain premiums, owed by the Company to that investor. In connection with such exchange of indebtedness, the Company also issued the Warrant to the same institutional investor. The Company is obligated to file and have declared effective by the
Commission, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock pursuant to the terms of a
Registration Rights Agreement entered into between the Company and the holder of the Series B Preferred Stock and the Warrants (the "Registration Agreement"). Pursuant to the Registration Agreement, the Company is required to use its best efforts to maintain a continuously effective Registration Statement, with respect to the Common Stock underlying the Series B Preferred Stock and the Warrants until the earlier of three years after the Registration Statement is declared effective or until such earlier date on which such Common Stock may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the "Securities Act"). The Company will not receive any proceeds from the resale by the holders of any of the Common Stock issuable to the holders upon conversion of the Series B Preferred Stock. Pursuant to the terms of the Registration Agreement, the Registration Statement will cover up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series B Preferred Stock under the Purchase Agreement B. The terms of the Purchase Agreement B require that the Company maintain a reserve of up to 20% of the number of shares of Common Stock outstanding on the issue date of the Series B Preferred Stock under the Purchase Agreement B for issuance upon conversion.

Through October 23, 2001, the Company may redeem all outstanding shares of the Series B Preferred Stock at 135% of the aggregate stated value ($1,000 per share) thereof, plus accrued and unpaid dividends on such shares (the "Redemption Price"), as long as the then Current Market Price (as defined) of the Common Stock at the time of optional redemption is less than $3.66 per share. Furthermore, all shares of Series B Preferred Stock that have not been converted to Common Stock prior to October 23, 2001 shall be converted to Common Stock on that date on the assumption that the Common Stock is listed on Nasdaq. Notwithstanding such mandatory conversion, however, absent approval of the Purchase Agreement B by Company Stockholders in satisfaction of applicable Nasdaq rules, rather than conversion of all then outstanding Series B Preferred Stock the Company shall be required to make cash redemption payments equal to the Redemption Price of such shares to the extent that any common shares issuable upon conversion, when aggregated with (i) all common shares previously issued on Series B Preferred Stock conversion, (ii) all common shares issued as stock dividends on the Preferred Stock, and (iii) all common shares issuable on exercise of the Warrants, would equal 20% or more of the number of outstanding shares of Common Stock on October 23, 1998.

Indebtedness

On August 12, 1998, the Company entered into promissory notes (collectively "Series Notes") with five individual investors in the aggregate amount of $650,000. The Series Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% on October 14, 1998. The
Company, in its sole discretion, could elect to pay these Series Notes on October 12, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series Notes for a series of convertible preferred stock or convertible debentures of the Company. On October 12, 1998, the Company entered into new promissory notes (collectively "Series A Notes") in the aggregate amount of $704,082 with the holders of the Series Notes to replace and rollover the Series Notes. The Series A Notes are unsecured and are due and payable with accrued interest at an annual rate of 8% on December 11, 1998. The Company, in its sole discretion, may elect to pay these Series A Notes on December 11, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series A Notes for a series of convertible preferred stock or convertible debentures of the Company. On December 11, 1998, the Company and the holders of the Series A Notes agreed to extend the due date for repayment of the Series A Notes until February 25, 1999. On February 25, 1999 the Series A Notes were orally extended and made payable on demand. The Company is currently in negotiation with the holders for the exchange of the Series E Notes into equity of the Company.

On October 20, 1998, the Company entered into promissory notes (collectively "Series D Notes") with three individual investors in the aggregate amount of $350,000. The Series D Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% on January 18, 1999. The
Company, in its sole discretion, could elect to pay these Series D Notes on January 18, 1999, subject to a payment charge equal to 5% of the principal amount, or exchange the Series D Notes for a series of convertible preferred stock or convertible debentures of the Company. On January 18, 1999, the Company and the holders of the Series D Notes agreed to extend the due date for repayment of the Series D Notes until April 15, 1999, subject to a payment charge equal to 5% of the principal amount plus an additional 2.5% of the principal amount for each 30 day period after January 18, 1999 the Series D Notes are outstanding. The Company is currently in negotiation with the holders for the exchange of the Series E Notes into equity of the Company.

From November 17 to December 17, 1998, the Company entered into promissory notes (collectively "Series E Notes") with five individual investors in the aggregate amount of $550,000. The Series E Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% from
January 18 to February 8, 1999. The Company, in its sole discretion, could elect to pay these Series E Notes on the due date, subject to a payment charge equal to 7% of the principal amount, or exchange the Series E Notes for a series of convertible preferred stock or convertible debentures of the Company. On February 12, 1999, the Company and the holders of the Series E Notes agreed to extend the due date for repayment of the Series E Notes until March 15, 1999. On March 15, 1999 the Series E Notes were orally extended and made payable on demand. The Company is currently in negotiation with the holders for the exchange of the Series E Notes into equity of the Company.

On January 25, 1999, the Company entered into a loan transaction with IFT, pursuant to (i) a promissory note in the principal amount of $750,000, bearing a rate of interest of 9.5% per annum, for a term ending on the earlier of May 15, 1999, or the closing date of a change of control transaction between the Company and IFT and (ii) a security agreement granting IFT a security interest in all accounts receivable of the Company.

Equity Sale

On December 29, 1998, in consideration for $280,000 in cash the Company sold in a private placement to a single institutional investor, 80,000 shares of its Common Stock (the "Initial Shares") in association with the right to acquire up to 80,000 additional Repricing Shares of Common Stock without the payment of additional consideration (collectively, the "Shares"), pursuant to the terms of a Common Stock Purchase Agreement, dated as of December 28, 1998, by and between the Company and the Investor (the "Purchase Agreement C"). Under the terms of the Purchase
Agreement C, Repricing Shares are issuable to the investor in the event that on the 45th day (with respect to 25% of the Initial Shares), the 90th day (with respect to 25% of the Initial Shares) and the 135th day (with respect to 50% of the Initial Shares) subsequent to the closing date for sale of the Initial Shares (with each such date being referred to as a "Repricing Date"), the average of the lowest twenty closing sale prices during each such 45-day period, respectively (each a "Discounted Share Price"), does not exceed $4.22 per share (the "Multiple Share Price").
The number of Repricing Shares to be issued on each Repricing date, subject to the maximum of 80,000 Repricing Shares, equals the product of (i) the difference between the Multiple Share Price and the relevant Discounted Share Price, and (ii) a fraction equal to the number of Initial Shares subject to repricing (e.g., 25% of 80,000 shares, or 20,000) divided by the relevant Discounted Share Price. The Company intends to limit the number of Repricing Shares which will be issued by, from time to time, exercising its right to repurchase Repricing Shares at the Call Price established in the Purchase Agreement C, which is a minimum of $4.49 per share. The Company is obligated to file with the Securities and Exchange Commission, a registration statement with respect to the shares issuable under the Purchase Agreement C and to use its best efforts to keep the registration statement effective for a period of five (5) years after the registration statement is declared effective, or until such earlier date when the Offered
Shares may be sold pursuant to Rule 144(k) under the Securities Act. At any time prior to sale by the Investor, the Company may redeem the Shares at the Call Price established in the Purchase Agreement C, which price is the greater of $4.49 per share, or 100% of the closing bid price per share on the date of redemption minus $3.50.

Outlook: Issues and Risks


Potential Change of Control Transaction

On February 4, 1999, the Company, entered into a non-binding Letter of Intent with Interactive Flight Technologies, Inc., a Delaware corporation ("IFT") regarding the acquisition by the Company of all or substantially all of the assets and specified liabilities of IFT (the "Net Assets") relating to IFT's interactive entertainment business (the "Business") in consideration for the Company's issuance to IFT of that number of shares of its Common Stock as would constitute 60% of the Company's fully-diluted equity (the "Acquisition"). The Net Assets will include: $5 million in cash; accounts receivable owing to IFT from Swissair; the proceeds and other recoveries generated by certain litigation brought by IFT; the Swissair warranty contract; the Swissair customer relationship; all IFT interactive entertainment intellectual property, and other tangible assets related to the Business (including but not limited to customer lists and files, trade secrets, trademarks, service marks, assignable government permits and other rights under leases and rights under specified contracts); inventory, furniture, fixtures, computers and equipment related to the Business; other infrastructure (including FAA certified repair station) relating to the Business; IFT's engineering and technical staff; and the benefit of all IFT research and development efforts. The Acquisition will be effected in accordance with a definitive agreement (the "Agreement") to be subsequently negotiated and signed following the completion of due diligence investigations by the Company and IFT. In addition to the usual and customary representations, covenants and conditions contained in agreements of the type used to consummate transactions like the Acquisition, the definitive agreement will provide that closing of the Acquisition is subject (i) to approval by the shareholders of the Company, if required under the rules of The Nasdaq Stock Market, and (ii) the receipt of a "fairness opinion" with respect to the terms of the Acquisition to the effect that the Acquisition is fair from a financial point of view, to the Company shareholders. Although the Letter of Intent is otherwise not binding, the Company has agreed to refrain from entering into negotiations with any other party for the sale of all or substantially all of its assets, or for the sale of control of the Company, until May 15, 1999. IFT similarly agreed not to enter into negotiations for the acquisition of control of any other company engaged in the interactive entertainment business until May 15, 1999. There is no guarantee that the Acquisition will be consummated on the terms set forth in the Letter of Intent. IFT developed interactive entertainment products for use in the airline and travel industry, and it has ceased all research and development activities with respect to such products except as required under contract. It currently maintains only one ongoing contract for its interactive entertainment products, and is currently engaged in the redirection of its business activities into new markets. IFT is a Nasdaq: NMS registrant and trades under the ticker symbol FLYT.

The Company is currently using its working capital to finance its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of systems for Carnival. Cash liquidity from external sources will be required to finance existing and anticipated growth in the Company's accounts receivable and inventories resulting from performance under outstanding orders, including ongoing payroll expenses. The Company believes that its working capital requirements will increase throughout 1999 and beyond, particularly as its focus continues on large, long-term projects. The Company is in discussions with commercial and private lenders to obtain the availability of borrowings secured by assets of the Company and with investors for equity financing to prepare for future operating needs in the event that the IFT transaction is not completed. (see "Potential Change of Control Transaction" above) Even if the IFT transaction is completed, maintaining an adequate level of working capital through the end of 1999, and thereafter, will depend in part on collection of accounts receivable on a timely basis, successful litigation with non-paying customers already delinquent, satisfactory settlements with vendor-creditors (including those already suing the Company) (see "PART I -
Item 3 - Legal Proceedings"), the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. Following completion of the IFT transaction, the Company may still seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships, or for expansion of additional sites or major long-term projects. There can be no assurance that the IFT transaction will be completed and that if not any financing will be available on terms acceptable to the Company, if at all. If future financing is not available when needed, the Company will be forced to curtail or discontinue operations. In such event, the stockholders may lose, or experience a substantial reduction in, the value of their investment in the Company.

Forward Looking Statements

Except for historical information contained herein, the matters discussed in this ITEM 6 and elsewhere in this annual Report on Form 10KSB are forward-looking statements (within the meaning of Section 27 of the Securities Act of 1933, as amended (the "Securities Act") and Section 21 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the failure to execute definitive agreements with additional customers on favorable terms or at all, the failure of the Company to receive sufficient financing to perform under any new contracts or to perform sufficient research and development, the impact of competition and downward pricing pressures, the effect of changing economic conditions and conditions in the specific industries the Company has targeted, the impact of any changes in domestic and foreign regulatory environments or the Company's inability to obtain requisite government approvals, risks in technology development, the risks involved in currency fluctuations, the risks of not being able to obtain additional future financing by sale of securities due to the inability to maintain Nasdaq listing for Company Common Stock, and the other risks and uncertainties detailed herein.




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

The Company has developed, or is in the process of developing, detailed plans for implementation and testing of any necessary modifications to its key computer systems and equipment with embedded chips to ensure that it is Y2K compliant. The Company estimates that its internal systems will be Y2K ready by September 30, 1999. The Company believes that with these detailed plans and completed modifications, the Y2K issue will not pose significant operational problems for it. However, if the modifications and conversions are not made, or completed in a timely fashion, the Y2K could have a material impact on its operations. The Company has performed an assessment of its Triumph products for Y2K issues. The Triumph products use a four digit identifier and is, therefore, Y2K compliant.

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


Item 7.    Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS


                                                      Page

Report of Independent Accountants
27
Balance Sheet as of December 31, 1998
28
Statements of Operations for the years ended December 31,
1998 and 1997       30
Statements of Changes in Shareholders' Equity for the years
ended
   December 31, 1998 and 1997
31
Statements of Cash Flows for the years ended December 31,
1998 and 1997       32
Notes to Financial Statements
33

              Report of Independent Accountants

To the Board of Directors and Shareholders of The Network Connection, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Network Connection, Inc. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 1 to the financial statements, the Company has incurred net losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

April 15, 1999
Atlanta, Georgia




THE NETWORK CONNECTION, INC.
BALANCE SHEET

                                                 December
                                                    31,
                                                   1998

ASSETS

Current assets:
Restricted cash                                  $1,015,00
                                                         0
Short term investments                              80,834
   Accounts receivable, less                     1,874,779
     allowance of $2,792,000
Inventories:
   Raw materials, less                           1,357,674
allowance of $262,000
   Work in process                               1,400,494
Prepaid expenses                                   245,360
                                                 ---------
                                                 ---------
Total current assets                             5,974,141

Property and equipment:
Land                                               150,000
   Building and improvements                       763,055
     Furniture, fixtures and                     2,602,303
                   equipment
Software                                            60,192
Vehicles                                           162,773
                                                 ---------
                                                 ---------
                                                 3,738,323
            Less accumulated                     (1,383,63
                depreciation                            5)
                                                 ---------
                                                 ---------
                                                 2,354,688

Other assets, net                                   86,972
                                                 ---------
                                                 ---------
Total assets                                     $8,415,80
                                                         1
                                                 =========
                                                 =

      THE NETWORK
 CONNECTION, INC.
BALANCE SHEET
                                                  December
                                                    31,
                                                    1998

  LIABILITIES AND
    SHAREHOLDERS'
           EQUITY

Current
liabilities:
 Accounts payable                                $2,924,132
      and accrued
         expenses
Payable to                                            74,429
shareholders
 Borrowings under                                   669,000
     bank line of
           credit
    Notes payable                                 1,604,082
Deferred revenues                                   521,332
  Current portion                                    36,974
of long-term debt
and capital lease
      obligations
                                                 ----------
                                                 ----------
Total current                                     5,829,949
liabilities

  Long-term debt,                                   699,998
     less current
          portion
                                                 ----------
                                                 ----------
Total liabilities                                 6,529,947

Commitments and
contingencies (Note 2)

Redeemable convertible
preferred stock, $.01 par
value, $1,000 stated value:
  Authorized, 1,500 shares;
  Issued and outstanding,                          1,522,667
1,500

Shareholders'
equity:
 Preferred stock,
  $.01 par value:
      Authorized,
2,500,000 shares;
       Issued and
outstanding, none
    Common stock,
 $.001 par value:
      Authorized,
       10,000,000
          shares;
       Issued and                                     5,070
     outstanding,
 5,069,646 shares

 Additional paid-                                16,443,552
       in capital
Accumulated                                      (16,085,43
deficit                                                  5)
                                                 ----------
                                                 ----------
            Total                                   363,187
    shareholders'
           equity
                                                 ----------
                                                 ----------
Total liabilities                                $8,415,801
and shareholders'
           equity
                                                 ==========
                                                 ==

           THE NETWORK
      CONNECTION, INC.
         STATEMENTS OF
            OPERATIONS
   For the years ended
          December 31,

                                              1998        1997

Revenues                                   $5,003,290  $7,848,444
Cost of revenues                            3,005,151  5,044,258
                                           ---------- ----------
                                           ---------- ---------
Gross profit                                1,998,139  2,804,186

  Selling, general and                      3,965,878  4,346,318
        administrative
Provision for doubtful                      6,464,064    258,270
accounts and inventory
               reserve
       Special charges                        595,263          0
          Research and                        397,196    277,527
           development
                                           ---------- ----------
                                           ---------- ---------
Operating loss                             (9,424,262  (2,077,929
                                                    )          )
Interest, net                               (209,036)     52,301
                                           ---------- ----------
                                           ----------  ---------
Net loss                                   (9,633,298  (2,025,628
                                                    )          )
Preferred stock                               574,951          0
dividends
                                           ----------  ----------
                                            ---------  ---------
Net loss to common                         ($10,208,2  ($2,025,62
shareholders                                      49)         8)
                                           ========== ==========
                                                   == =
Basic and Diluted Net                           ($2.31)   ($0.53)
loss per share
                                            ==========  ========
                                                     =  ==

      Weighted average                      4,426,535  3,845,097
    shares outstanding
                                           ========== ==========
                                                   == =

       THE NETWORK
  CONNECTION, INC.
     STATEMENTS OF
        CHANGES IN
      SHAREHOLDERS
            EQUITY

                                    Common           Additional
 Accumulate  Total
                                           S                        d
                                           t
                                           o
                                           c
                                           k
                                   Shares   Amount       PIC     Deficit
Equity

Balance at January          3,036,7   $3,037             $(4,426,50 $4,756,353
           1, 1997                      10             $9,179,8        9)
                                                             25

       Exercise of         1,065,392    1,065    5,276,76            5,277,828
       warrants to                                            3
    acquire common
             stock
   Stock option               50,291       50     165,801              165,851
plan
   Net Loss                                               (2,025,628 (2,025,628
                                                                    )
                            _______ ________     ________ __________ ______
                               ___       __    __       __         __
        Balance at         4,152,3    4,152    14,622,3 (6,452,137  8,174,404
 December 31, 1997                      93                   89         )

   Common stock           80,000       80     213,350              213,430
sold
     Conversion of        746,653      747    1,984,57            1,985,322
preferred stock to                                            5
      common stock
   Stock option            90,600       91     198,189              198,280
plan
   Preferred stock                             (574,951            (574,951)
dividends                                                     )
   Net Loss                                            (9,633,298 (9,633,298
                                                                )          )
                         _______ ________     ________ __________ __________
                                      ___       __    __       __         __
        Balance at          5,069,6   $5,070    $16,443, ($16,085,4   $363,187
 December 31, 1998                      46               552          35)


      THE NETWORK
 CONNECTION, INC.
STATEMENTS OF
CASH FLOWS
    For the years
   ended December
              31,

                                                  1998       1997
Operating
activities
Net loss                                       ($9,633,2 ($2,025,62
                                                     98)         8)
   Adjustments to
    reconcile net
 loss to net cash
             used
in operating
activities:
     Depreciation                              1,030,265    334,029
 and amortization
    Provision for                              6,202,064          0
doubtful accounts
    Provision for                                262,000          0
        inventory
       Changes in
 operating assets
 and liabilities:
  Accounts                                     (3,140,34 (3,131,223
receivable                                            1)          )
  Inventories                                    424,827  (2,336,585
                                                                  )
     Prepaids and                                 11,328  (728,070)
     other assets
         Accounts                              (1,243,98  2,990,205
      payable and                                     5)
 accrued expenses
       Payable to                                  3,500      2,078
     shareholders
         Deferred                                521,332          0
         revenues
                                               --------- ----------
                                               --------- ---------
                                                       -
 Net cash used in                              (5,562,30 (4,895,194
        operating                                     8)          )
       activities

Investing
activities:
      Purchase of                              (534,084)  (417,291)
     property and
        equipment
Purchase of short-                                557,725  (142,846)
 term investments
                                               --------- ----------
                                               --------- ---------
                                                       -
   Net cash (used                                 23,641  (560,137)
  in) provided by
        investing
       activities

Financing
activities:
    Proceeds from                                143,000     30,000
     bank line of
           credit
    Proceeds from                              1,601,600          0
      issuance of
 promissory notes
    Proceeds from                                470,000     18,077
issuance of long-
        term debt
Net proceeds from                              3,344,749  5,443,679
issuance of stock
 Payment of long-                               (30,330)   (11,777)
    term debt and
    capital lease
      obligations
                                               --------- ----------
                                               --------- ---------
                                                       -
Net cash provided                              5,529,019  5,479,979
     by financing
       activities
                                               --------- ----------
                                               --------- ---------
                                                       -
Net change in                                    (9,648)     24,648
cash
          Cash at                              1,024,648  1,000,000
beginning of year
                                               --------- ----------
                                               --------- ---------
                                                       -
Cash at end of                                 $1,015,00 $1,024,648
year                                                   0
                                               ========= ==========
                                                      == =
     Supplemental
     Information:
    Conversion of                              3,450,000          0
          debt to
      convertible
  preferred stock
  Preferred stock                                574,951          0
        dividends

1.   Significant Accounting Policies

Description of Business

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

Basis of Presentation - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations for several years, has an accumulated deficit at December 31, 1998, and has used substantial cash in its operations which raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the completion of the change of control transaction with Interactive Flight Technologies, Inc. ("IFT") described in Note 9, future debt and equity offerings and successful commercialization of its products and services will generate the required capital necessary to continue as a going concern.

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

In 1998, two customers accounted for an aggregate of 96% (76% and 20%, respectively) of the Company's revenues. In 1997, three customers accounted for an aggregate of 79% (38%, 30% and 11%, respectively) of the Company's revenues. Management believes that the concentration of credit risk with respect to trade accounts receivable is high due to the limited number of customers requiring large shipments.

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

Revenue Recognition

Revenues are recognized when the products are shipped or installed based upon the terms of the contract, expiration of rights of acceptance or return and determination that the related receivables are collectible. Revenues pursuant to contracts that provide for revenue sharing with customers or others is recognized as cash is received in the amount of the Company's retained portion of the cash pursuant to the revenue sharing agreement.

The Company's products are often used with other products in large complex projects. As a result, the Company may grant extended payment terms for certain sales of up to 180 days based on the nature of the project.

Deferred Revenue

Deferred   revenue  represents  the  advance   billings   of
equipment sales as allowed under purchase and installation contracts.

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

Advertising Costs

Costs  of  advertising  are  expensed  when  incurred.   The
Company  recognized  advertising expenses  of  approximately
$234,000 and $656,000 in 1998 and 1997, respectively.

2.   Commitments and Contingencies

The Company leases certain equipment and office space. Property and equipment includes $15,230 of equipment under capital lease agreements at December 31, 1998. Accumulated amortization was $13,707 at December 31, 1998. Amortization of leased assets is included in depreciation and amortization expense. The Company also leases certain equipment under noncancelable operating leases that expire in various years through 2001.

Future minimum lease payments required under capital lease obligations and noncancelable operating leases with initial or remaining terms of one year or more are summarized as follows at December 31, 1998:

     Year ending December 31,           Capital
Operating

                    1999                  970
               15,288
                    2000                      0
               15,288
                    2001                           0
               7,644

     Total minimum lease payments                 $970
$38,220
     Less amounts representing interest
90
     Present value of minimum capital lease payments
880
     Less current portion                           880
     Long-term obligations under capital leases
$ 0

During 1998 and 1997, total rental expense for all operating leases was approximately $33,574 and $36,000, respectively.

To date, the Company has not experienced significant claims under product warranties due to the pass through to end users of the warranties that the Company receives from vendors.

On December 1, 1998, Sigma Designs, Inc. ("Sigma"), filed a complaint against the Company in the United States District Court, Northern District of California, San Jose Division, Civil Action File No. 98-21149J(EAI) alleging breach of contract and action on account. Sigma claims that the Company failed to pay for goods shipped to the Company by Sigma. The matter was settled by written agreement dated January 22, 1999, contingent upon registration of Company stock issued to Sigma as a part of such settlement, and payment by the Company of $50,000, in two installments, the latter which was due on February 5, 1999. The Company has made the $50,000 settlement payments and is in the process of filing for registration of the stock issued to Sigma. Management of the Company expects to fully comply with the terms of the settlement agreement and the claim will be dismissed with prejudice.

Hollingsead International, Inc. ("Hollingsead") filed a complaint against the Company on January 28, 1999, in the State Court of Forsyth County, State Court of Georgia, Civil Action File No. 99sc0053, alleging the Company failed to pay invoices submitted for installation and service of audio-visual systems in certain aircraft. In its complaint Hollingsead requests $357, 850 in damages plus interest, costs, attorneys fees, and punitive damages of no less than $250,000. The Company filed an answer and a counterclaim with the court on March 29, 1999 alleging that any amounts allegedly owed Hollingsead should be set-off and/or recouped against damages incurred by the Company as a result of Hollingsead's negligence and/or breach of contract. The Company is seeking settlement of such claims with Hollingsead.

On March 29, 1999, the Company filed for arbitration under the rules of the United Nations Commission on International Trade Law and the Rules of Arbitration of the Kuala Lumpur Regional Centre for Arbitration, to enforce its rights under the terms of the Star Agreement with CNA and Star for the delivery, installation and maintenance of a CruiseView system on the Star cruise ship the SuperStar Leo. The CruiseView system on the SuperStar Leo was installed and has been in commercial operation since October 1998. The Company claims that Star and CNA are in default under the payment obligations of the Star Agreement and intend to aggressively pursue its remedies, including repossession of inventory, contractual and otherwise, to enforce its rights under the terms of the Star Agreement.

On March 29, 1999, the Company filed to revoke the Supplemental Type Certi ficate (STC) issued by the FAA and DGAC in connection with the  two  Fairlines  aircraft on which AirView  systems  are installed  and  in  operation due to  Fairlines  default  in payment under terms of the AirView Agreement. Revocation  of the  STC  would  result in the inability  for  Fairlines  to operate  the  aircraft commercially with the AirView  system installed  on  the  aircraft. The Company  is  pursuing  its
remedies,   contractual  and  otherwise,   in   respect   to
collection of amounts due and damages incurred under the AirView Agreement.


3.   Debt Obligations

Debt obligations consist of the following:
                                             1998
1997
Note payable due in varying installments through 2009,
interest at
  prime (7.5% at December 31, 1998) plus 2%, collateralized
by
  certain commercial property and personally guaranteed by
two
  shareholders                               $227,102
$238,767
Note payable due in varying installments through 2000,
interest
  at 6.9%, collateralized by a vehicle.
31,456        40,845
Note payable due and payable April 19, 2001, interest at 16%
  payable monthly, collateralized by certain commercial
property    470,000              0
Note payable due in varying installments through 2000,
interest at
  11.0%, collateralized by a vehicle.
7,444         12,458
                                          736,002   292,070
Less current portion                                  36,004
32,964
                                        $699,998  $259,106

Aggregate maturities of long-term debt as of December 31, 1998 are as follows:

     1999 36,004
     2000 31,072
     2001 486,457
     2002 18,848
     2003 22,050
     Thereafter                      141,571
                              $736,002

On May 28, 1998, the Company entered into a $1.0 million line of credit agreement with a bank. Outstanding advances bear interest at 7.05% per annum through the maturity date of May 28, 1999. Interest is payable monthly in arrears, commencing January 1, 1998. As of December 31, 1998, there was $669,000 advanced under this line of credit. This line of credit is collateralized by two certificates of deposit in the total amount of $1.0 million and are presented in the balance sheet as restricted cash.

On August 12, 1998, the Company entered into promissory notes (collectively "Series Notes") with five individual investors in the aggregate amount of $650,000. The Series Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% on October 14, 1998. The
Company, in its sole discretion, could elect to pay these Series Notes on October 12, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series Notes for a series of convertible preferred stock or convertible debentures of the Company. On October 12, 1998, the Company entered into new promissory notes (collectively "Series A Notes") in the aggregate amount of $704,082 with the holders of the Series Notes to replace and rollover the Series Notes. The Series A Notes are unsecured and are due and payable with accrued interest at an annual rate of 8% on December 11, 1998. The Company, in its sole discretion, may elect to pay these Series A Notes on December 11, 1998, subject to a payment charge equal to 7% of the principal amount, or exchange the Series A Notes for a series of convertible preferred stock or convertible debentures of the Company. On December 11, 1998, the Company and the holders of the Series A Notes agreed to extend the due date for repayment of the Series A Notes until February 25, 1999. On February 25, 1999 the Series A Notes were orally extended and made payable on demand.

On October 20, 1998, the Company entered into promissory notes (collectively "Series D Notes") with three individual investors in the aggregate amount of $350,000. The Series D Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% on January 18, 1999. The
Company, in its sole discretion, could elect to pay these Series D Notes on January 18, 1999, subject to a payment charge equal to 5% of the principal amount, or exchange the Series D Notes for a series of convertible preferred stock or convertible debentures of the Company. On January 18, 1999, the Company and the holders of the Series D Notes agreed to extend the due date for repayment of the Series D Notes until April 15, 1999, subject to a payment charge equal to 5% of the principal amount plus an additional 2.5% of the principal amount for each 30 day period after January 18, 1999 the Series D Notes are outstanding.

From November 17 to December 17, 1998, the Company entered into promissory notes (collectively "Series E Notes") with five individual investors in the aggregate amount of $550,000. The Series E Notes were unsecured and were due and payable with accrued interest at an annual rate of 8% from
January 18 to February 8, 1999. The Company, in its sole discretion, could elect to pay these Series E Notes on the due date, subject to a payment charge equal to 7% of the principal amount, or exchange the Series E Notes for a series of convertible preferred stock or convertible debentures of the Company. On February 12, 1999, the Company and the holders of the Series E Notes agreed to extend the due date for repayment of the Series E Notes until March 15, 1999. On March 15, 1999 the Series E Notes were orally extended and made payable on demand.

The Company paid interest of approximately $311,000 and $62,000 during fiscal years 1998 and 1997, respectively.

4.   Common Stock, Preferred Stock  and Warrants

On March 11, 1998, the Company raised gross proceeds of $2.2 million in a private placement to a single institutional investor, KA Investments LDC (the "KA"), of five-year convertible debt securities (the "Debentures") pursuant to the terms of a Convertible Debenture Purchase Agreement, dated March 11, 1998, by and between the Company and KA (the "Debenture Purchase Agreement"). Each Debenture was sold for $50,000.00, accrued interest at a rate of 4% per annum, and was convertible at the option of the holder into shares of the Company's Common Stock at a price per share equal to the lesser of (i) $8.02 or (ii) 80% of the average closing market price of the Company's Common Stock during the 21 trading days prior to conversion, but in no event less than $3.00 per share (as adjusted for stock splits). On June 9, 1998, KA and the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement A"), pursuant to which KA agreed to exchange all of its Debentures for 220,000 shares of the Company's 4% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The financial terms of the Series A Preferred Stock were identical to the financial terms of the Debentures for which they were exchanged. The Company was obligated to file and have declared effective by the Securities and Exchange Commission (the "Commission"), on or prior to June 24, 1998, a registration statement with respect to the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock. The Company originally filed such Registration Statement on May 1, 1998, and such Registration Statement was declared effective by the Commission on June 8, 1998. As of December 31, 1998, holders of the Company's Series A Preferred Stock had exercised their right and converted all 220,000 shares of the Series A Preferred Stock into 746,653 shares of the Company's Common Stock.

On June 29, 1998, the Company entered into a promissory note (the "Investor Note") with an institutional investor in the amount of $1,250,000. This note was unsecured and was due and payable with accrued interest at an annual rate of 8% on August 28, 1998. The Company, in its sole discretion, could elect to pay this note on August 28, 1998, subject to a payment charge of $87,500, or exchange this note for a series of convertible preferred stock or convertible debentures of the Company. Repayment of the Investor Note was orally extended and made payable on demand. On October 23, 1998, the Company elected to exchange the Investor Note for 1,500 shares of the Company's non-voting Series B 8% Convertible Preferred Stock (the " Series B Preferred Stock") and warrants to acquire 100,000 shares of Common Stock issued to the holder of the Series B Preferred Stock (the "Warrants") pursuant to a Securities Purchase Agreement of even date ("Purchase Agreement B"). The $1,000 stated value per share of Series B Preferred Stock is convertible at the option of the holder into shares of Common Stock, at a price per share equal to the lesser of $ 3.66 per share of Common Stock (the "Closing Price") or 75% of the average of the closing bid prices as reported on the Nasdaq SmallCap Market ("Nasdaq") for the lowest five of the 20 trading days immediately preceding the date of Series B Preferred Stock conversion (the "Average Price"). The Warrants are exercisable to acquire shares of Common Stock at a price per share equal to $4.125.

On December 29, 1998, in consideration for $280,000 in cash the Company sold in a private placement to a single institutional investor, (the "Investor"), 80,000 shares of its Common Stock (the "Initial Shares") in association with the right to acquire up to 80,000 additional Repricing Shares of Common Stock without the payment of additional consideration (collectively, the "Shares"), pursuant to the terms of a Common Stock Purchase Agreement, dated as of December 28, 1998, by and between the Company and the Investor (the "Purchase Agreement C"). Under the terms of the Purchase Agreement C, Repricing Shares are issuable to the Investor in the event that on the 45th day (with respect to 25% of the Initial Shares), the 90th day (with respect to 25% of the Initial Shares) and the 135th day (with respect to 50% of the Initial Shares) subsequent to the closing date for sale of the Initial Shares (with each such date being referred to as a "Repricing Date"), the average of the lowest twenty closing sale prices during each such 45-day period, respectively (each a "Discounted Share Price"), does not exceed $4.22 per shares (the "Multiple Share Price").
The number of Repricing Shares to be issued on each Repricing date, subject to the maximum of 80,000 Repricing Shares, equals the product of (i) the difference between the Multiple Share Price and the relevant Discounted Share Price, and (ii) a fraction equal to the number of Initial Shares subject to repricing (e.g., 25% of 80,000 shares, or 20,000) divided by the relevant Discounted Share Price. The Company intends to limit the number of Repricing Shares which will be issued by, from time to time, exercising its right to repurchase Repricing Shares at the Call Price established in the Purchase Agreement C, which is a minimum of $4.49 per share. At any time prior to sale by the Investor, the Company may redeem the Shares at the Call Price established in the Purchase Agreement C, which price is the greater of $4.49 per share, or 100% of the closing bid price per share on the date of redemption minus $3.50.

See also Note 2 and Note 9.

5.   Income Taxes

The Company accounted for income taxes under the liability method required by SFAS 109. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998, the Company had a net deferred tax asset of approximately $6,491,000 which was totally offset by a valuation allowance because the assets do not meet the criteria for recognition in SFAS 109. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:
                              1998           1997
     Deferred tax liabilities:
        Tax over book depreciation      ($188,000)
($122,000)
        Tax over book amortization                    0
0
     Total deferred tax liabilities          ($188,000)
($122,000)

     Deferred tax assets:
         Bad debt reserve               $1,061,000
$  57,000
         Uniform capitalization                     81,000
10,000
         Book over tax amortization               195,000
9,000
         Charitable contributions
4,000                3,000
         Net operating loss               5,338,000
3,013,000
     Total deferred tax assets               $6,679,000
$3,092,000

     Net deferred tax assets             6,491,000
2,970,000
     Valuation allowance           (6,491,000)
(2,970,000)
     Net deferred taxes            $             0
$          0

The valuation allowance for deferred tax assets as of January 1, 1998 was approximately $2,970,000. The net change in the total valuation allowance for 1998 was approximately $3,521,000. This change resulted primarily from increases in the above described temporary differences on which a valuation allowance was provided.

The Company did not record any income tax expense or benefit from operations for the years ended December 31, 1998 and 1997, respectively. The following table provides a reconciliation between the Federal income tax rate and the Company's effective income tax rate:

                              1998 1997
     Statutory Federal income tax rate       34%  34%
     Disallowed meals and entertainment  (0)  (1)
     Increase in valuation allowance         (36) (51)
     Other, net                       2  18
     Effective tax rate                  0%   0%

At  December  31, 1998, the Company has net  operating  loss
(NOL) carryforwards of approximately $14,049,000. The NOL's expire, if not utilized, as follows:

     December 31, 2009   $   168,000
     December 31, 2010   $1,027,000
     December 31, 2011   $4,071,000
     December 31, 2012   $2,438,000
     December 31, 2018   $6,345,000

6.   Related Party Transactions

The   Company  was  owed  approximately  $68,000  from   two
shareholders/officers as of December 31, 1998.

On   September  1,  1994,  the  Company  entered  into  four
promissory  notes in the aggregate amount of       $69,  290
payable to certain shareholders/officers for accrued and unpaid salaries owed through August 31, 1994. Under the terms of the notes, outstanding amounts bear interest at 5% per annum, with payments of principal and accrued interest being payable to the extent certain operating cash flow requirements are met. As of December 31, 1998, $74,429 of principal and accrued interest remained outstanding under these notes.

7.   401(k) Plan

During 1996, the Company established a defined contribution plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code, whereby substantially all employees are eligible to contribute up to 15% of their pre-tax earnings, not to exceed amounts allowed under the Internal Revenue Code. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. No employer contributions have been made to the 401(k) Plan by the Company.

8.   Stock Options

Under the Company's 1994 Employee Stock Option Plan (the "Plan"), as amended, the Company has reserved an aggregate of 1,200,000 shares of Common Stock for issuance under the Plan. Options granted under the Plan are for periods not to exceed ten years. Under the Plan, incentive and non-qualified stock options may be granted. All option grants under the Plan are subject to the terms and conditions established by the Plan and the Stock Option Committee of the Board of Directors. Options must be granted at not less than 100% of fair value for incentive options and not less than 85% of fair value of non-qualified options of the stock as of the date of grant and generally are exerciseable in increments of 25% each year subject to continued employment with the Company. Options generally expire five years from the date of grant. Options canceled represent the unexercised options of former employees, returned to the option pool in accordance with the terms of the Plan upon departure from the Company. The Board of Directors may terminate the Plan at any time at their discretion. During 1998, options to purchase 355,000 shares were granted at per share price of $2.00. Options to purchase 652,478 shares were outstanding at December 31, 1998. Options to purchase 265,578 shares under the Plan were exercisable at December 31, 1998. There were 712,328 options outstanding as of December 31, 1997.

On August 16, 1995, the Company adopted the 1995 Stock Option Plan For Non-Employee Directors (the "Directors Plan") and reserved 100,000 shares of unissued common stock for issuance to all non-employee directors of the Company. The Directors Plan is administered by a committee appointed by the Board of Directors consisting of directors who are not eligible to participate in the Directors Plan. Pursuant to the Directors Plan, directors who are not employees of the Company receive for their services, on the date first elected as a member of the Board and on each anniversary thereafter, if they continue to serve on the Board of Directors, an automatically granted option to acquire 5,000 shares of the Company's common stock at its fair market value on the date of grant; such options become exercisable in two equal annual installments if the individual continues at that time to serve as a director, and once exercisable remain so until the fifth anniversary of the date of grant. During 1998, options to purchase 10,000 shares were granted at per share prices ranging from $2.59 to $3.25. Options to purchase 24,000 shares under the Directors Plan were outstanding at December 31, 1998. Options to purchase 9,000 shares under the Directors Plan were exercisable at December 31, 1998. There were 14,000 options to purchase shares under the Directors Plan outstanding at December 31, 1997.
                                 Shares             Weighted
Average Exercise Share Price
Options   outstanding   at   579,869           7.67
December 31, 1996
Granted                      425,000           7.51
Canceled or expired        (208,300)           7.60
Exercised                   (50,291)           4.19
Options   outstanding   at   746,328           7.85
December 31, 1997
Granted                      365,000           2.03
Canceled or expired        (344,250)           8.73
Exercised                   (90,600)           2.00
Options   outstanding   at   676,478           5.00
December 31, 1998

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

                         1998      1997
     Net loss: (millions)
          As reported         ($10.21)       ($2.03)
          Pro forma      ($10.64)       ($3.44)

     Net loss per share:
          As reported         ($2.31)        ($0.53)
          Pro forma      ($2.40)        ($0.89)

The  fair value was determined using the Black-Sholes option
pricing   model   incorporating  the  following   range   of
assumptions in the calculations:

                         1998      1997
     Expected life            5.0 years 9.8 years
     Interest rate at grant date        4.57%          6.19%
     Volatility at grant date      86%       78%
     Dividend yield           0%        0%

The following table summarizes information about all options outstanding as of December 31, 1998:

Range of  Outstand  Outstand  Weighted   Exercise  Exercise
Exercise  ing       ing       Average    able      able
Prices    Shares    Weighted  Remainin   Shares    Weighted
                    Average   g   Years            Average
                    Share     In                   Share
                    Price     Contract             Price
                              ual Life
 $2.00 -    319,728     $2.09      4.61   131,478      $2.15
    3.25
  4.17 -     99,000      6.07      3.83    84,000       6.00
    6.75
  7.13 -    169,750      7.43      6.91    93,500       7.40
    8.00
  8.75 -     32,000      8.78      7.40    16,500       8.81
    9.82
 10.25 -     56,000     10.42      7.57    53,500      10.42
   13.26
 $2.00 -    676,478     $5.05      5.46   378,978      $5.76
   13.26

Because  additional stock options are expected to be granted
each   year,  the  above  pro  forma  disclosures  are   not
representative of pro forma effects on reported financial results for future years.

9.  Subsequent Events

On January 22, 1999, in consideration for the settlement of outstanding litigation brought by Sigma Designs, Inc., a vendor to the Company (the "Sigma") and the mutual release of claims, under the terms of the Settlement Agreement, the Company agreed to pay $50,000 in cash to Sigma and to issue to Sigma 110,000 Initial Shares of Common Stock. The Company also issued to Sigma a warrant to acquire 40,000 shares of Common Stock, exercisable at $3.44 per share. The Company is obligated to file with the Securities and Exchange Commission, a Registration Statement and to use its best efforts to keep the Registration Statement effective for a period of five (5) years after the Registration Statement is declared effective, or until such earlier date when the Offered Shares may be sold pursuant to Rule 144(k) under the Securities Act. Under the terms of the Settlement Agreement, the Company may be required to pay an additional cash amount to the holder of the Shares in the event that on the date of Registration (the "Repricing Date"), the market price for the Initial Shares (the "Market Price") is not at least $319,850 (the "Repricing Price").

The Company is currently using its working capital to finance its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of current systems. Cash liquidity from external sources will be required to finance existing and anticipated growth in the Company's accounts receivable and inventories resulting from performance under outstanding orders, including ongoing payroll expenses. The Company believes that its working capital requirements will increase throughout 1999 and beyond, particularly as its focus continues on large, long-term projects. The Company is in discussions with commercial and private lenders to obtain the availability of borrowings secured by assets of the Company and with investors for equity financing to prepare for future operating needs in the event that the IFT transaction is not completed. Even if the IFT transaction is completed, maintaining an adequate level of working capital through the end of 1999, and thereafter, will depend in part on collection of accounts receivable on a timely basis, successful litigation with non-paying customers already delinquent, satisfactory settlements with vendor-creditors (including those already suing the Company), the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. Following completion of the IFT transaction, the Company may still seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships, or for expansion of additional sites or major long-term projects. There can be no assurance that the IFT transaction will be completed and that if not any financing will be available on terms acceptable to the Company, if at all. If future financing is not available when needed, the Company will be forced to curtail or discontinue operations.

On February 4, 1999, the Company, entered into a non-binding Letter of Intent with Interactive Flight Technologies, Inc., a Delaware corporation ("IFT") regarding the acquisition by the Company of all or substantially all of the assets and specified liabilities of IFT (the "Net Assets") relating to IFT's interactive entertainment business (the "Business") in consideration for the Company's issuance to IFT of that number of shares of its Common Stock as would constitute 60% of the Company's fully-diluted equity (the "Acquisition"). The Net Assets will include: $5 million in cash; accounts receivable owing to IFT from Swissair; the proceeds and other recoveries generated by certain litigation brought by IFT; the Swissair warranty contract; the Swissair customer relationship; all IFT interactive entertainment intellectual property, and other tangible assets related to the Business (including but not limited to customer lists and files, trade secrets, trademarks, service marks, assignable government permits and other rights under leases and rights under specified contracts); inventory, furniture, fixtures, computers and equipment related to the Business; other infrastructure (including FAA certified repair station) relating to the Business; IFT's engineering and technical staff; and the benefit of all IFT research and development efforts. The Acquisition will be effected in accordance with a definitive agreement (the "Agreement") to be subsequently negotiated and signed following the completion of due diligence investigations by the Company and IFT. In addition to the usual and customary representations, covenants and conditions contained in agreements of the type used to consummate transactions like the Acquisition, the definitive agreement will provide that closing of the Acquisition is subject (i) to approval by the shareholders of the Company, if required under the rules of The Nasdaq Stock Market, and (ii) the receipt of a "fairness opinion" with respect to the terms of the Acquisition to the effect that the Acquisition is fair from a financial point of view, to the Company shareholders. Although the Letter of Intent is otherwise not binding, the Company has agreed to refrain from entering into negotiations with any other party for the sale of all or substantially all of its assets, or for the sale of control of the Company, until May 15, 1999. IFT similarly agreed not to enter into negotiations for the acquisition of control of any other company engaged in the interactive entertainment business until May 15, 1999. There is no guarantee that the Acquisition will be consummated on the terms set forth in the Letter of Intent. IFT developed interactive entertainment products for use in the airline and travel industry, and it has ceased all research and development activities with respect to such products except as required under contract. It currently maintains only one ongoing contract for its interactive entertainment products, and is currently engaged in the redirection of its business activities into new markets. IFT is a Nasdaq: NMS registrant and trades under the ticker symbol FLYT.


The Company also entered into a loan transaction with IFT, pursuant to (i) a promissory note in the principal amount of $750,000, bearing a rate of interest of 9.5% per annum, for a term ending on the earlier of May 15, 1999, or the closing date of a change of control transaction between the Company and IFT and (ii) a security agreement granting IFT a security interest in all accounts receivable of the Company.



10. Fourth Quarter Adjustments

The Company increased its provision for doubtful accounts and inventory reserve by approximately $3.6 million in the fourth fiscal quarter primarily due to the uncertainty of recovery of certain amounts due from Continuous Network Advisors ("CNA") related to the sale and installation of CruiseView on a cruise ship for Star Cruises Management Ltd. ("Star"). In March 1999, the Company filed for arbitration to enforce its rights under the terms of the Star Agreement. The CruiseView system on the vessel was installed and has been in commercial operation since November 1998. The
Company claims that Star and CNA are in default under the payment obligations of the Star Agreement and intends to aggressively pursue its rights under the terms of the Star Agreement through arbitration and all remedies available, including repossession of inventory, contractual and otherwise.

Special charges in the fourth fiscal quarter resulted from $595,263 for the impairment of other assets capitalized in 1997 related to costs for obtaining Federal Aviation Administration (FAA) certification for the Company's AirView system which were being amortized over 10 years. These assets were written off due to the uncertainty of recoverability resulting from the termination of the Fairlines Agreement and the absence of any additional orders received for the AirView system for use in commercial aircraft requiring FAA certification.

Item 8.    Changes In and Disagreements With Accountants  on
Accounting and Financial Disclosure

     None


                          PART III

Information with respect to Items 9, 10, 11 and 12 of Form
10-KSB is hereby incorporated by reference into this Part
III of Form 10-KSB from the Registrant's Definitive Proxy
Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed by the Registrant with the Securities and
Exchange Commission on or before April 30, 1999.


Item 13.    Exhibits and Reports on Form 8-K


(a) The following documents are filed as part of this report:

     Exhibit
Description_______________________________________________

     3.1 Amended and Restated Certificate of Incorporation of Registrant (including all amendments thereto). (7)

     3.2  Amended and Restated By-laws of Registrant. (5)

     4.3  1994 Employee Stock Option Plan , including form of
          Stock Option Agreement. (1)

     10.1 Employment Agreement, dated October 31, 1998, by and between the Registrant and Wilbur L. Riner.

     10.3 Employment Agreement, dated October 31, 1998, by and between the Registrant and James E. Riner.

     10.5 Employment Agreement, dated October 31, 1998, by and between the Registrant and Bryan R. Carr.

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

     10.12 Promissory Note, dated September 1, 1994, made by the Company to the order of
          James Riner. (1)

     10.18     Business Partner Agreement, dated February
24, 1995, by and between the Company
          and Conhan Co. Ltd. (South Korea distribution).
(3)

     10.19     1995 Stock Option Plan for Non-Employee
Directors. (4)

     10.22     Note and Security Agreement, dated May 26,
1995, by and between the Company
          and Wachovia Bank of Georgia N.A. (4)

     10.25     Securities Purchase Agreement dated as of October
          23, 1998, between the Shaar Fund Ltd. (the "Shaar") and the Registrant (7)

     10.26     Registration Rights Agreement dated as of October
          23, 1998, between Shaar and the Registrant (7)

     10.27     Warrant Agreement dated October 23, 1998, between
          Shaar and the Registrant (7)

     10.28     Securities Purchase Agreement dated as of December
          28, 1998, between Cache Capital and the Registrant

     10.29     Registration Rights Agreement dated as of December
          28, 1998, between Cache Capital and the Registrant

     10.30      Letter  of  Intent, dated as of February  4,
          1999,  among  The  Network  Connection,  Inc.  and
          Interactive Flight Technologies, Inc.


     27   Financial Data Schedule.

______________________

1. Incorporated by reference, filed as an exhibit with the Company's Registration Statement on Form
     SB-2 on October 26, 1994. SEC File No. 33-85654.
2. Incorporated by reference, filed as an exhibit with Amendment No. 1 to the Company's Registration
     Statement on Form SB-2 on March 24, 1994.
3. Incorporated by reference, filed as an exhibit with Amendment No. 2 to the Company's Registration
     Statement on Form SB-2 on April 27, 1995.
4. Incorporated by reference, filed as an exhibit with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 on April 12, 1996.
5. Incorporated by reference, filed as an exhibit with the Company's report on Form 8-K on June 21, 1996
6. Incorporated by reference, filed as an exhibit with the Company's report on Form 8-K on March 17, 1998
7. Incorporated by reference, filed as an exhibit with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998 on November 16, 1998.




(b)  Reports on form 8-K for the fourth quarter ended
  December 31, 1998:

     None
                         SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned   hereto  duly  authorized,  in  the   city   of
Alpharetta, State of Georgia.


                              THE NETWORK CONNECTION, INC.




Dated:  April 15, 1999                  By: /s/ Wilbur R.
Riner___________________
                                   Wilbur L. Riner
                                   Chairman and Chief
Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title
Date


/s/ Wilbur L. Riner________________     Chairman, Chief
Executive Officer        April 15, 1999
Wilbur L. Riner                    and Director


/s/ Bryan R. Carr_________________ Vice President - Finance,
Chief Financial     April 15, 1999
Bryan R. Carr                 and Principal Accounting
Officer and
                         Director

/s/ James E. Riner________________ Vice President -
Engineering, Secretary   April 15, 1999
James E. Riner                and Director


_____________________________ Director
April 15, 1999
Marc Doyle


_____________________________ Director
April 15, 1999
Arthur Bauer