Form 10KSB/A
period 1998-12-31
NETWORK CONNECTION INC
filed 1999-04-30
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                        FORM 10-KSB/A

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


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on April 15, 1999, in the over-the-counter market as reported by The Nasdaq SmallCap Market tier of The Nasdaq Stock Market, was approximately $12.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 1999, the registrant had outstanding
5,179,646 shares of its Common Stock.

             DOCUMENTS INCORPORATED BY REFERENCE

                            None
This filing amends the Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed on April 15, 1999, by adding Part III which was omitted from the original filing.
                          PART III

Item  9.    Directors and Executive Officers of the
Registrant

    The following table sets forth information with respect to directors, executive officers and key employees of the Company as of April 30, 1999.

          Name            Age                Position
Wilbur Riner(1)(2)(3)(4)   71    Chief Executive Officer and
                                 Chairman of the Board of
                                 Directors since 1986; President
                                 since 1997
     James Riner(3)        34    Vice President - Research and
                                 Development and Engineering;
                                 Director since 1986
     Bryan Carr(3)         44    Vice President-Finance; Chief
                                 Financial Officer; Chief
                                 Operating Officer; Treasurer;
                                 Director since 1996

(1) Member of the Employee Stock Option Committee.

(2) Member of the Audit Committee.

(3) Member of the Director Stock Option Committee.

(4) Member of the Compensation Committee.

    Wilbur Riner - Chairman, President and Chief Executive Officer. Mr. Riner co-founded the Company with his son, James Riner, in 1986, at which time he became Chairman and Chief Executive Officer. He is responsible for the overall direction of the Company and its operating divisions. Prior to joining the Company, from 1984 to 1986, Mr. Riner was the CEO of Asher Technologies, which was a manufacturer of telecommunications products. Prior to that, Mr. Riner had served as Executive Vice President for OKI Telecom's operations in the United States (1981-1984), Vice President /United States Sales and Marketing for Mitel Corp. (1979 to
1981), and General Manager of ITT North Microsystems for ITT Telecommunication (1975 to 1979). In all of these positions, Mr. Riner has combined technical expertise in telecommunications engineering with sales and marketing business acumen. Mr. Riner is the husband of Barbara Riner and the father of James Riner.

    James Riner-Vice President-Research and Development and Engineering, Secretary and Director. Mr. Riner co-founded the Company in 1986, joining the Company on a full-time basis as Vice President - Engineering and Research and Development, Secretary and Treasurer in 1987. In that capacity he is responsible for all product technical support, as well as all new product development. Mr. Riner co-developed the Company's TRIUMPH family of servers, including the TRAC asymmetric I/0 processor to provide RAID level protection (1992). Mr. Riner is the son of Wilbur Riner and the stepson of Barbara Riner.

    Bryan Carr-Vice President-Finance, Chief Financial Officer, Chief Operating Officer, Treasurer and Director. Mr. Carr joined the Company in July 1995 as Chief Financial Officer and was appointed Vice President - Finance in November 1995. Mr. Carr was appointed a director of the Company in April of 1996, Treasurer of the Company in November of 1996 and Chief Operating Officer in August of 1997. He is responsible for the Company's overall financial and operational management and policy making and conduct of the Company's relationship with creditors, shareholders and the financial community. Prior to joining the Company, from 1988 to 1995, Mr. Carr was Director of Business Administration for LXE, Inc., a public company providing wireless data communications products worldwide. From 1981 to 1988 he was Controller for UTL Corporation, a public company providing advanced communications systems for Government and commercial applications internationally. Prior to 1981 he was a senior auditor with Coopers & Lybrand.

Director's Terms

    The Company has a classified Board of Directors. Messr. James Riner currently serves as director under a three-year term ending at the date of the 2001 Annual Meeting of Shareholders. Messrs. Wilbur Riner and Bryan Carr currently serve as directors under three-year terms ending at the date of the 1999 Annual Meeting of Shareholders.

Compliance with Section 16(a) of the Securities Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that persons subject to the reporting requirements complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 1998.

                          PART III

Item 10.    Executive Compensation

     The following table sets forth certain information, for the years ended December 31, 1998, 1997 and 1996, with respect to compensation paid or accrued by the Company to the Company's Chief Executive Officer and to each of the most highly compensated other executive officers whose combined salary and bonus compensation for 1998 exceeded $100,000.

                 SUMMARY COMPENSATION TABLE
                       Annual Compensation
Long Term

Compensation

                                                  Securities
    Name and                             Other    Underlying
    Principal     Yea   Salary   Bonu   Annual   Options/SAR
    Position       r              s    Compensat    s (#)
                                          ion

Wilbur Riner,     199   $156,00  -0-   $22,900(1      100,000
Chairman,          8          0  -0-           )
President and     199   104,322  -0-   23,400(1)      100,000
Chief Executive    7    101,414        24,375(1)       20,000
Officer           199
                   6

Bryan Carr, Vice  199   $120,00  -0-   $10,501(1       50,000
President -        8          0  -0-           )       80,000
Finance and Chief 199   101,667  -0-   30,171(1)       99,000
Financial Officer  7     95,625        18,888(1)
                  199
                   6

 (1)  Consists of the following:

                            Automobile
                             Allowance Commissio        Total
                                              ns
Wilbur Riner - 1998                                   $22,900
                                $5,400   $17,500
Wilbur Riner - 1997              5,400    18,000       23,400
Wilbur Riner - 1996              5,625    18,750       24,375

Bryan Carr - 1998               $4,800   $10,501
                                                      $15,301
Bryan Carr - 1997                5,000
                                          25,171       30,171
Bryan Carr - 1996                4,800    14,088
                                                       18,888


    Mr. Riner and Mr. Carr, from time to time, provided significant assistance to the Company's sales and marketing staff in effecting sales of the Company's products, for which sales they received commission compensation.


Option/SAR Grants in Last Fiscal Year

    The  following table sets forth certain information with
respect   to   individual  grants  of  stock   options   and
freestanding SARs made to the named executive officer during the year ended December 31, 1998.

                      Individual Grants

                          % of Total
             Number of      Options/
            Securities          SARs  Exercise
            Underlying    Granted to   of Base
              Options/     Employees     Price Expirat
  Name            SARs     in Fiscal    ($/Sh)     ion
               Granted          Year              Date
Wilbur         100,000         27.4%     $2.00 9/10/08
Riner
Bryan           50,000         13.7%     $2.00 9/10/08
Carr

Aggregated Option/SAR Exercises in Last Fiscal Year and
FY-End Option/SAR Values

    The following table sets forth certain information with respect to the exercise of stock options and freestanding SARs by each of the named executive officers during the last completed fiscal year, and the fiscal year-end value of unexercised options and SARs for the last completed fiscal year.

                                       Number of
                                       Securities
                                       Underlying      Value of
                                      Unexercised    Unexercised
                                      Options/SARs  In -the-Money
             Shares        Value     at FY-End (#)   Options/SARs
           Acquired on   Realized     Exercisable/      at FY-
  Name    Exercise (#)       ($)     Unexercisable     End ($)
                                                     Exercisable/
                                                    Unexercisable

Wilbur       38,100       $39,429    21,900/81,900  $14,875/$62,50
Riner                                                     0
Bryan          -0-          -0-      132,000/197,00 $31,250/$62,50
Carr                                       0              0

Compensation of Directors

    Directors who are employees of the Company receive no remuneration for their service as directors of the Company. Pursuant to the Company's 1995 Stock Option Plan for Non-Employee Directors, directors who are not employees of the Company receive for their services, on the date first elected as a member of the Board and on each anniversary thereafter if they continue to serve on the Board of Directors, an automatically granted option to acquire 5,000 shares of the Company's common stock at its fair market value on the date of grant; such options become exercisable in two equal annual installments if the individual continues at that time to serve as a director, and once exercisable remain so until the fifth anniversary of the date of grant. The Company reimburses directors for travel and lodging expenses, if any, in connection with attendance at Board meetings.
Employment and Consulting Arrangements

    All of the Company's executive officers are employed under contracts approved by the Board of Directors.

    Wilbur L. Riner serves as Chief Executive Officer and President of the Company pursuant to the terms of a three-year employment agreement that terminates on October 31, 2001. Mr. Riner receives a minimum annual base salary of $156,000 per year. The employment agreement provides for a severance payment in the event of termination due to certain events; including a change-in-control or the disposition of substantially all of the business and/or assets of the Company and any event which has the effect of significantly reducing the duties or authority of Mr. Riner. The severance payment amount would equal the greater of the present value of his base annual salary for one year or the remainder of his term. The employment agreement also provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $450 per month, the aggregate value of which is estimated at approximately $5,400 per year.

    James E. Riner serves as Vice President of Research and Development and Engineering and Secretary of the Company pursuant to the terms of a three-year employment agreement that terminates on October 31, 2001. Mr. Riner receives a minimum annual base salary of $86,790 per year. The employment agreement provides for a severance payment in the event of termination due to certain events; including a change-in-control or the disposition of substantially all of the business and/or assets of the Company and any event which has the effect of significantly reducing the duties or authority of Mr. Riner. The severance payment amount would equal the greater of the present value of his base annual salary for one year or the remainder of his term. The employment agreement also provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $300 per month, the aggregate value of which is estimated at approximately $3,600 per year.

     Bryan Carr serves as Vice President - Finance, Treasurer, Chief Financial Officer and Chief Operating Officer of the Company pursuant to the terms of an employment agreement that terminates on October 31, 2001. Mr. Carr receives a minimum annual base salary of $120,000 per year. Mr. Carr also receives commissions of .5% for net sales that exceed $500,000 in any calendar month. The employment agreement provides for a severance payment in the event of termination due to certain events; including a change-in-control or the disposition of substantially all of the business and/or assets of the Company and any event which has the effect of significantly reducing the duties or authority of Mr. Carr. The severance payment amount would equal the greater of, the present value of his base annual salary for one year or the remainder of his term. The employment agreement also provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $400 per month, the aggregate value of which is estimated at approximately $4,800 per year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning shares of the Company's Common Stock beneficially owned as of April 30, 1999 by the Company's directors and named officers, and as of December 31, 1998 by persons who beneficially own more than 5% of the Common Stock. Except as otherwise indicated, the named person has sole voting power and sole investment power of the securities.

 Name and Address of Beneficial Owner            Numbe Perce
                                                   r    nt
                                                Shares
                                                Benefi
                                                cially
                                                Owned
Wilbur Riner (2)(3)                              21,90     *
                                                     0
Barbara Riner (2)(4)                             514,5   9.8
                                                    43
James Riner (2)(5)                               31,94     *
                                                     8
Bryan Carr (2)(6)                                166,0   3.1
                                                    00
Officers and Directors as a Group                734,3  14.0
(3 Persons) (7)                                     91


(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of April 30, 1999. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment power with respect to all shares shown as beneficially owned by them.

(2)  The business address for the named person is 1324 Union
Hill Road, Alpharetta, Georgia 30004.

(3) Does not include 490,120 shares held by Barbara Riner, the wife of Wilbur Riner. Also does not include options exercisable to purchase an aggregate of 24,443 shares held by Barbara Riner. Mr. Riner has disclaimed all beneficial interest in the shares held by his wife. Includes options currently exercisable to acquire 21,900 shares of the Company's common stock.

(4) Includes options currently exercisable to acquire 24,443 shares. Barbara Riner is the wife of Wilbur Riner. Does not include options to acquire 21,900 shares of the Company's common stock held by Wilbur Riner. Ms. Riner has disclaimed beneficial interest in the shares held by her husband.

(5)   Includes  options  currently  exercisable  to  acquire
31,948 shares of the Company's common stock.

(6)   Includes  options  currently  exercisable  to  acquire
132,000 shares of the Company's common stock.

(7)   Includes  options,  which are exercisable  to  acquire
  178,848 shares of the Company's common stock by officers and directors of the Company.

*    Less than 1%.


Certain Relationships and Related Transactions

None
                         SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned   hereto  duly  authorized,  in  the   city   of
Alpharetta, State of Georgia.


                              THE NETWORK CONNECTION, INC.




Dated:  April 30, 1999                  By: /s/ Wilbur R.
Riner___________________
                                   Wilbur L. Riner
                                   Chairman and Chief
Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title
Date


/s/ Wilbur L. Riner________________     Chairman, Chief
Executive Officer        April 30, 1999
Wilbur L. Riner                    and Director


/s/ Bryan R. Carr_________________ Vice President - Finance,
Chief Financial     April 30, 1999
Bryan R. Carr                 and Principal Accounting
Officer and
                         Director

/s/ James E. Riner________________ Vice President -
Engineering, Secretary   April 30, 1999
James E. Riner                and Director