Form 10QSB
period 1999-03-31
NETWORK CONNECTION INC
filed 1999-05-14
CIK 932088

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

        QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31,1999

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 1999, the registrant had outstanding 5,278,737 shares of its Common Stock.

Transitional Small Business Disclosure Format (Check One):   Yes
[   ]  No  [ X ]


                        TABLE OF CONTENTS



ITEM                                                   PAGE(S)

                  PART I. FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS (Unaudited)

     Balance Sheet            March 31,1999
3,4

     Statements of Operations      Three Months Ended
                          March 31,1999 and 1998
                    5

     Statements of Cash Flows      Three Months Ended
                         March 31,1999 and 1998
6

     Notes to Financial Statements March 31,1999
7


2. Management's Discussion and Analysis of Financial Condition and Results
       of Operations
8-12


                   PART II.  OTHER INFORMATION

5.   Other Information                                        13

6.   Exhibits and Reports on Form 8-K
  13


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NETWORK CONNECTION, INC.
BALANCE SHEET (Unaudited)

                                                March 31,
                                                   1999

ASSETS

Current assets:
Cash                                               106,629
      Short-term investments                        45,834
   Accounts receivable, less                     1,478,496
     allowance of $2,792,000
                Inventories:
   Raw materials, less                           1,162,778
allowance of $205,000
   Work in process                               1,518,069
Prepaid expenses                                   209,120
                                                ---------
                                                ---------
Total current assets                             4,520,926

Property and equipment:
Land                                               150,000
   Building and improvements                       763,055
     Furniture, fixtures and                     2,468,918
                   equipment
Software                                            40,734
Vehicles                                           162,773
                                                ---------
                                                ---------
                                                 3,585,479
            Less accumulated                   (1,170,74
                depreciation                            1)
                                                ---------
                                                ---------
                                                 2,414,738
Other assets, net                                   83,618
                                                ---------
                                                ---------
Total assets                                     $7,019,28
                                                         2
                                                =========
                                                ==

   THE NETWORK CONNECTION,
                      INC.
BALANCE SHEET (Unaudited)

                                                      March 31,
                                                        1999

           LIABILITIES AND
     SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and                            $2,497,200
          accrued expenses
Payable to shareholders                                   74,429
Notes payable                                          2,293,082
Deferred revenue                                         521,332
  Current portion of long-                                36,974
     term debt and capital
         lease obligations
                                                     -----------
                                                     ----------
Total current liabilities                              5,423,017

      Long-term debt, less                               693,002
           current portion
                                                     -----------
                                                     -----------
Total liabilities                                      6,116,018

Commitments and
contingencies (Notes)

Redeemable convertible
preferred stock, $.01 par
value, $1,000 stated
value:
  Authorized, 1,500
shares;
  Issued and outstanding,                              1,548,667
1,500

Shareholders' equity:
 Preferred stock, $.01 par
                    value:
     Authorized, 2,500,000
                   shares;
   Issued and outstanding,
                      none
   Common stock, $.001 par
                    value:
   Authorized,  10,000,000
                   shares;
   Issued and outstanding,                                 5,200
          5,199,646 shares

Additional paid-in capital                            16,704,015
Accumulated deficit                                  (17,354,618
                                                               )
                                                     -----------
                                                     -----------
       Total shareholders'                             (645,403)
                   deficit
                                                     -----------
                                                     ----------
     Total liabilities and                            $7,019,282
     shareholders' deficit
                                                     ===========
                                                     ==

THE NETWORK CONNECTION,
                   INC.
STATEMENTS OF
OPERATIONS
            (Unaudited)


                                Three   T
                               Months   h
                                Ended   r
                                      e
                                      e
                                      M
                                      o
                                      n
                                      t
                                      h
                                      s
                                      E
                                      n
                                      d
                                      e
                                      d
                              March 31, M
                                      a
                                      r
                                      c
                                      h
                                      3
                                      1
                                      ,
                                1999        1998

Revenues                       $121,764    $111,907
Cost of revenues                 93,926     102,206
                             ---------- -----------
                             ---------- ---------
Gross profit                     27,838       9,701

   Selling, general and         842,189   1,028,426
         administrative
Research and                     94,519     52,380
development
                             ---------- -----------
                             ---------- ---------
Operating (loss) income       (908,870) (1,071,105)
Interest, net                 (360,313)    (85,160)
                             ---------- -----------
                             ---------- ---------
Net loss                     (1,269,183 (1,156,265)
                                      )
Preferred stock                  26,000           0
dividends
                             ---------- -----------
                             ----------  ----------
Net loss to common           ($1,295,18 ($1,156,265
shareholders                         3)           )
                             ========== ===========
                                     == =
Basic and Diluted Net           ($0.25)     ($0.28)
loss per share
                             ========== ===========
                                     == =

     Shares used in per       5,192,979   4,152,393
      share calculation
                             ========== ===========
                                     == =

      THE NETWORK
 CONNECTION, INC.
    STATEMENTS OF
       CASH FLOWS
      (Unaudited)

                                                  Three   T
                                                 months  h
                                                 Ended   r
                                                       e
                                                       e
                                                       m
                                                       o
                                                       n
                                                       t
                                                       h
                                                       s
                                                       E
                                                       n
                                                       d
                                                       e
                                                       d
                                               March 31, M
                                                       a
                                                       r
                                                       c
                                                       h
                                                       3
                                                       1
                                                       ,
                                                  1999       1998

Operating
activities
Net loss                                       ($1,269,1 ($1,156,26
                                                     83)         5)
   Adjustments to
    reconcile net
 loss to net cash
             used
In operating
activities
     Depreciation                                108,524    153,598
 and amortization
       Changes in
 operating assets
 and liabilities:
  Accounts                                       396,283    518,444
receivable
  Inventory                                     (81,117)      44,609
          Prepaid                                 36,070  (101,340)
     expenses and
     other assets
         Accounts                              (105,339) (1,458,554
      payable and                                                 )
 accrued expenses
                                               --------- ----------
                                               --------- ---------
                                                       -
 Net cash used in                              (914,762) (1,999,508
        operating                                                 )
       activities

Investing
activities:
      Purchase of                                (6,612)   (16,994)
     property and
        equipment
   Sale of short-                                      0    531,275
 term investments
                                               --------- ----------
                                               --------- ---------
                                                       -
   Net cash (used                                (6,612)    514,281
  in) provided by
        investing
       activities

Financing
activities:
  Payment of bank                              (669,000)  (526,000)
 borrowings under
   line of credit
Net proceeds from                                689,000          0
      issuance of
 promissory notes
Net proceeds from                                      0  2,037,722
      issuance of
 convertible debt
 Payment of long-                                (6,997)   (11,143)
    term debt and
    capital lease
      obligations
                                               --------- ----------
                                               --------- ---------
                                                       -
Net cash provided                                 13,003  1,500,579
     by financing
       activities
                                               --------- ----------
                                               --------- ---------
                                                       -
Net change in                                  (908,371)      15,352
cash
          Cash at                              1,015,000  1,024,648
     beginning of
           period
                                               --------- ----------
                                               --------- ---------
                                                       -
Cash at end of                                  $106,629 $1,040,000
period
                                               ========= ==========
                                                      == =
     Supplemental
     Information:
Fully depreciated                               $317,894          0
   assets written
              off
  Preferred stock                                $26,000          0
        dividends
        Inventory                               $158,438          0
   transferred to
     property and
        equipment
     Common Stock                               $321,593          0
issued in lieu of
       payment of
 accounts payable
THE NETWORK CONNECTION, INC.
CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


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

Basis of Presentation - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses from operations for several years, has an accumulated deficit at March 31, 1999, and has used substantial cash in its operations which raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the completion of the change of control transaction with Interactive Flight Technologies, Inc. ("IFT") described below, future debt and equity offerings and successful commercialization of its products and services will generate the required capital necessary to continue as a going concern.

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

Inventories

Inventories consist primarily of components purchased for assembly into products and work in process and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

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

Potential Change of Control Transaction

On April 29, 1999, the Company, entered into a definitive agreement ("IFT Agreement") with Interactive Flight Technologies, Inc., a Delaware corporation ("IFT"), regarding the acquisition by the Company of all or substantially all of the assets and specified liabilities of IFT (the "Net Assets") relating to IFT's
interactive   entertainment   business   (the   "Business")    in
consideration for the Company's issuance to IFT of that number of shares of its Capital Stock as would constitute 60% of the Company's fully-diluted equity as defined in the IFT Agreement (the"Acquisition").The NetAssets will include:$4.25 million in cash benefit of accounts receivable and warranty contracts owing to IFT; the proceeds and other recoveries generated by certain litigation brought by IFT; all IFT interactive entertainment intellectual property, and other tangible assets related to the Business (including but not limited to customer lists and files, trade secrets, trademarks, service marks, assignable government permits and other rights under leases and rights under specified
contracts);   inventory,  furniture,  fixtures,   computers   and
equipment   related   to   the  Business;  other   infrastructure
(including  FAA  certified  repair  station)  relating   to   the
Business; IFT's engineering and technical staff; and the benefit of all IFT research and development efforts. In addition to the usual and customary representations, covenants and conditions
contained   in   agreements  of  the  type  used  to   consummate
transactions like the Acquisition, the definitive agreement provides that closing of the Acquisition is subject to the receipt of a "fairness opinion" with respect to the terms of the Acquisition to the effect that the Acquisition is fair from a
financial  point  of  view,  to the  Company  shareholders.   The
Company has agreed to refrain from entering into negotiations with any other party for the sale of all or substantially all of its assets, or for the sale of control of the Company, until
May   15,   1999.   IFT  similarly  agreed  not  to  enter   into
negotiations for the acquisition of control of any other company engaged in the interactive entertainment business until May 15,
1999.     The tansaction is expected to be treated as  a  reverse
acquisition of the Company by IFT under the purchase method of accounting. There is no guarantee that the Acquisition will be consummated on the terms set forth in the IFT Agreement. IFT developed interactive entertainment products for use in the airline and travel industry. It currently maintains only one ongoing contract for its interactive entertainment products, and
is   currently  engaged  in  the  redirection  of  its   business
activities into new markets. IFT is a Nasdaq: NMS registrant and trades under the ticker symbol FLYT.

Settlement of Litigation

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

Subsequent Events

In April 1999, the Company issued to an institutional investor $400,000 face amount of short-term indebtedness due September 5, 1999 for $320,000, which indebtedness bears interest at 7% per annum, and which indebtedness the Company may repay (at its option) with the issuance of shares of its common stock at a discount to the then market price per share.

Effective May 10, 1999, the Company entered into a Securities Purchase Agreement with IFT pursuant to which, in consideration for the waiver of any prior defaults under the terms of the
Company's Series B Preferred Stock (then owned by IFT), the Registration Rights Agreement related to the shares of Common Stock into which the Series B Preferred Stock is convertible and any other agreements under which IFT had rights with respect to the Series B Preferred Stock, the Company issued to IFT 800 shares of the Company's newly created Series C 8% Convertible Preferred Stock, $1,000 stated value, which shares are convertible into shares of the Company's common Stock at a 33.3% discount to the market price of the Company's Common Stock at the time of conversion and subject to mandatory redemption for cash under certain circumstances. Also effective May 10, 1999, the Company entered into a Fourth Allonge to its January 25, 1999 $750,000 note made in favor of IFT, as amended (the "IFT Note"), whereby in consideration for IFT's waiver of all prior defaults under the terms of the IFT Note, the Company agreed to make principal and accrued interest under the IFT Note convertible into shares of the Company's Series C Preferred Stock. Pursuant to Amendment No.1 to the Registration Rights Agreement originally entered into with the prior holder of the Series B Preferred Stock, the shares of Common Stock to be owned by IFT following conversion of its shares of the Company's Series C Preferred Stock will be subject to registration rights under the terms of such registration Rights Agreement, rights under which have been assigned to IFT.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues increased $9,857 to $121,764 for the quarter ended March
31, 1999 from $111,907 for the quarter ended March 31, 1998. This increase primarily resulted from revenues on an engineering contract with Alstom.

Selling, general and administrative expenses decreased by $186,237 (18%) for the quarter ended March 31, 1999, as compared to the same 1998 period. This decrease related primarily to a reduction (i) marketing expenses (including advertising, trade show, public relations, bidding and proposal and demonstration expenses), and (ii) employment of sales and marketing personnel and related payroll.

Changes in interest expense are attributable to changes in average outstanding borrowings and default interest and penalties on promissory notes during the 1999 period and changes in average outstanding borrowings during the 1998 period.

The net loss of $1,269,183 was greater than that of for the comparable 1998 quarter by $112,918 due primarily to reduced selling, general and administrative expenses offset by higher interest expense.

Liquidity and Capital Resources; Certain Transactions

The Company entered into a definitive agreement with IFT in a change of control transaction that is expected to close by May 15, 1999. The Company believes the IFT transaction will generate sufficient cash to fund currently anticipated future cash requirements during the next twelve months. If the proposed change of control should not be completed, the Company will require additional cash from alternative external sources in order to fund currently anticipated cash requirements, including performance under existing contracts, repayment of indebtedness and ongoing payroll expense. It is uncertain as to the Company's ability to obtain additional capital.

The Company's primary source of funding was principally due to the net proceeds from the issuance of $689,000 of debt. Cash used in operating activities was $914,762 and the purchase of property and equipment was $6,612. The negative change in cash from operating activities primarily resulted from a net loss of $1.3 million and a decrease in accounts payable and accrued expenses of $105,339 and an increase in inventory of $81,117, offset by a decrease in accounts receivable of $396,283. The reduction in cash from operating activities was offset by depreciation and amortization of $108,524.

Capital expenditures for the purchase of property and equipment for the fiscal period ended March 31, 1999 were $6,612, primarily for the purchase of additional equipment and software in order to expand product demonstration and development capabilities for CruiseView and TrainView. During 1999, capital expenditures, if any, are anticipated to be funded through existing working capital or other financing.

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

In April 1999, the Company issued to an institutional investor $400,000 face amount of short-term indebtedness due September 5, 1999 for $320,000, which indebtedness bears interest at 7% per annum, and which indebtedness the Company may repay (at its option) with the issuance of shares of its common stock at a discount to the then market price per share.

Effective May 10, 1999, the Company entered into a Securities Purchase Agreement with IFT pursuant to which, in consideration for the waiver of any prior defaults under the terms of the
Company's Series B Preferred Stock (then owned by IFT), the Registration Rights Agreement related to the shares of Common Stock into which the Series B Preferred Stock is convertible and any other agreements under which IFT had rights with respect to the Series B Preferred Stock, the Company issued to IFT 800 shares of the Company's newly created Series C 8% Convertible Preferred Stock, $1,000 stated value, which shares are convertible into shares of the Company's common Stock at a 33.3% discount to the market price of the Company's Common Stock at the time of conversion and subject to mandatory redemption for cash under certain circumstances. Also effective May 10, 1999, the Company entered into a Fourth Allonge to its January 25, 1999 $750,000 note made in favor of IFT, as amended (the "IFT Note"), whereby in consideration for IFT's waiver of all prior defaults under the terms of the IFT Note, the Company agreed to make principal and accrued interest under the IFT Note convertible into shares of the Company's Series C Preferred Stock. Pursuant to Amendment No.1 to the Registration Rights Agreement originally entered into with the prior holder of the Series B Preferred Stock, the shares of Common Stock to be owned by IFT following conversion of its shares of the Company's Series C Preferred Stock will be subject to registration rights under the terms of such registration Rights Agreement, rights under which have been assigned to IFT.


Outlook: Issues and Risks

Potential Change of Control Transaction

On April 29, 1999, the Company, entered into a definitive agreement ("IFT Agreement") with Interactive Flight Technologies, Inc., a Delaware corporation ("IFT"), regarding the acquisition by the Company of all or substantially all of the assets and specified liabilities of IFT (the "Net Assets") relating to IFT's
interactive   entertainment   business   (the   "Business")    in
consideration for the Company's issuance to IFT of that number of shares of its Capital Stock as would constitute 60% of the Company's fully-diluted equity as defined in the IFT Agreement (the"Acquisition").The NetAssets will include:$4.25 million in cash; the benefit of accounts receivable and warranty contracts owing to IFT; the proceeds and other recoveries generated by certain litigation brought by IFT; all IFT interactive entertainment intellectual property, and other tangible assets related to the Business (including but not limited to customer lists and files, trade secrets, trademarks, service marks, assignable government permits and other rights under leases and rights under specified
contracts);   inventory,  furniture,  fixtures,   computers   and
equipment   related   to   the  Business;  other   infrastructure
(including  FAA  certified  repair  station)  relating   to   the
Business; IFT's engineering and technical staff; and the  benefit of all IFT research and development efforts. In addition to the usual and customary representations, covenants and conditions
contained   in   agreements  of  the  type  used  to   consummate
transactions like the Acquisition, the definitive agreement provides that closing of the Acquisition is subject to the receipt of a "fairness opinion" with respect to the terms of the Acquisition to the effect that the Acquisition is fair from a
financial  point  of  view,  to the  Company  shareholders.   The
Company has agreed to refrain from entering into negotiations with any other party for the sale of all or substantially all of its assets, or for the sale of control of the Company, until
May   15,   1999.   IFT  similarly  agreed  not  to  enter   into
negotiations for the acquisition of control of any other company engaged in the interactive entertainment business until May 15,
1999.   The tansaction is expected to be treated as  a  reverse
acquisition of the Company by IFT under the purchase method of accounting. There is no guarantee that the Acquisition will be consummated on the terms set forth in the IFT Agreement. IFT developed interactive entertainment products for use in the airline and travel industry. It currently maintains only one ongoing contract for its interactive entertainment products, and
is   currently  engaged  in  the  redirection  of  its   business
activities into new markets. IFT is a Nasdaq: NMS registrant and trades under the ticker symbol FLYT.

Potential Nasdaq and Boston Stock Exchange Delisting

The Company received notification from both NASDAQ and the Boston Stock Exchange that it no longer meets the requirements for continued listing based upon net assets and shareholder equity listing requirements. The Company must submit to NASDAQ and the Boston Stock Exchange its proposal for achieving compliance within a specified date. The Company believes that the transaction with IFT, which is expected to close by May 15, 1999, should allow TNCi to meet the continued listing requirements.

The Company is currently using its working capital to finance its current expenses, including installations, equipment purchases, product development, inventory and other expenses associated with the delivery and installation of systems for Carnival. Cash liquidity from external sources will be required to satisfy its indebtedness which is currently in default and to finance existing and anticipated growth in the Company's accounts receivable and inventories resulting from performance under outstanding orders, including ongoing payroll expenses. The Company believes that its working capital requirements will increase throughout 1999 and beyond, particularly as its focus continues on large, long-term projects. The Company believes the IFT transaction will generate sufficient cash to fund currently anticipated future cash requirements during the next twelve months. Even if the IFT transaction is completed, maintaining an adequate level of working capital through the end of 1999, and thereafter, will depend in part on collection of accounts receivable on a timely basis, successful litigation with non-paying customers already delinquent, satisfactory settlements with vendor-creditors (including those already suing the Company), the success of the Company's products in the marketplace, the relative profitability of those products, continued availability of memory and storage components at favorable pricing and the Company's ability to control operating expenses. Following completion of the IFT transaction, the Company may still seek or require additional financing for growth opportunities, including any expansion that the Company may undertake internally, for strategic acquisitions or partnerships, or for expansion of additional sites or major long-term projects. There can be no assurance that the IFT transaction will be completed and that if not that any financing will be available on terms acceptable to the Company, if at all. If future financing is not available when needed, the Company will be forced to curtail or discontinue operations. In such event, the creditors and stockholders may lose, or experience a substantial reduction in, the value of their indebtedness or investment in the Company.

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

                   PART II.  OTHER INFORMATION


Item 5. Other Information

     On April 25, 1999 and April 26, 1999 respectively, Marc Doyle and Arthur Bauer resigned as members of the Company's Board of Directors. These directors will be replaced with IFT appointed directors, after completion of the change of control transaction.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits


          3.1.1 the Articles of Amendment to the Articles of Incorporation re Series B Preferred Stock

          3.1.2 the Articles of Amendment to the Articles of Incorporation re Series C Preferred Stock

          10.1 Asset Purchase and Sale Agreement with Interactive Flight Technologies dated April 29, 1999

          10.2 Securities Purchase Agreement, dated as of May 10, 1999, between the Company and IFT

          10.3 Secured Promissory Note, dated January 25, 1999, made in favor of IFT

          10.4 First Allonge to Secured Promissory Note, dated
               May 10, 1999, made in favor of IFT

          10.5 Second Allonge to Secured Promissory Note, dated
               May 10, 1999, made in favor of IFT

          10.6 Third Allonge to Secured Promissory Note, dated
               May 10, 1999, made in favor of IFT

          10.7 Fourth Allonge to Secured Promissory Note, dated
               May 10, 1999, made in favor of IFT


          10.8 Amendment No. 1 to Registration Rights Agreement, dated May 10, 1999, between the Company and IFT.

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


                              THE NETWORK CONNECTION, INC.
                                   (Registrant)


Date:  May 13, 1999           By:__/s/ Wilbur
Riner________________________________
                                   Wilbur Riner
                                   Chairman and Chief Executive
Officer

                         By:__/s/ Bryan R.
Carr________________________________
                                   Bryan R. Carr
                                   Chief Financial and Principal
                                   Accounting Officer