Form 10-KT
period 1999-06-30
NETWORK CONNECTION INC
filed 1999-10-14
CIK 932088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended ________________

                                       OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the Transition Period from November 1, 1998 to June 30, 1999.

                           Commission File No. 1-13760

                          THE NETWORK CONNECTION, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                GEORGIA                                   58-1712432
    -------------------------------            ---------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
     Incorporation or Organization)

         222 NORTH 44TH STREET
            PHOENIX, ARIZONA                                85034
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (602) 629-6200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
         Title of Each Class                              On Which Registered
         -------------------                              -------------------
COMMON STOCK, $.001 PAR VALUE PER SHARE                 THE NASDAQ STOCK MARKET

         Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
                                 --------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $958,607

As of October 8, 1999, the number of shares of Common Stock outstanding was 6,405,743 and the aggregate market value of such Common Stock (based on the closing price on that date) held by non-affiliates of the registrant was approximately $10,829,925.

                          THE NETWORK CONNECTION, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I......................................................................  1

  ITEM 1  -- DESCRIPTION OF BUSINESS........................................  1

  ITEM 2  -- DESCRIPTION OF PROPERTY........................................ 11

  ITEM 3  -- LEGAL PROCEEDINGS.............................................. 11

  ITEM 4  -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 13

PART II..................................................................... 14

  ITEM 5  -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....... 14

  ITEM 6  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................ 15

  ITEM 7  -- FINANCIAL STATEMENTS........................................... 24

  ITEM 8  -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................ 24

PART III.................................................................... 25

  ITEM 9  -- DIRECTORS AND EXECUTIVE OFFICERS............................... 25

  ITEM 10 -- EXECUTIVE COMPENSATION......................................... 27

  ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................... 31

  ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 33

PART IV..................................................................... 34

  ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K............................... 34

SIGNATURES.................................................................. 37

FINANCIAL STATEMENTS....................................................... F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     The Network Connection, Inc. (the "Company" or "TNCi") is engaged in the development, manufacturing and marketing of computer-based entertainment and data networks, which provide users access to information, entertainment and a wide array of service options, such as movies, shopping for goods and services, computer games, access to the World Wide Web, and gambling where permitted by applicable law. The Company's primary markets for its products are cruise ships, passenger trains, schools and corporate training. Secondary markets include business jets and hotel operators, among others.

     These systems can support live-feed, closed-circuit and satellite based digital television programs in addition to personal interactive entertainment and video/audio on demand, shopping, multi-player games, gambling, shore excursion/event booking, karaoke and internet access, all simultaneously, independently and with full user control through a keyboard, wireless television remote control or touch screen display. In addition, attendant or crew interactive training can be provided at the same time.

     As part of the turnkey solution sought by the transportation industry, the Company may also provide and manage content for use with these systems on a fee-for-service basis or on a revenue sharing basis.

     The Company's products are sold under the names TRIUMPH, Cheetah(TM), and related sub product names. These systems are based upon non-proprietary or open system PC hardware standards and utilize major commercial components and subsystems in order to provide flexibility and reliability. The Company's products are designed to be compatible with industry standard network operating systems and new network operating systems as they become available. Product design allows compatibility with most applications running in such network environments, and enables the Company's systems to operate efficiently as servers and work stations for groups of interconnected PCs arranged in LANs, WANs, intranets and the Internet. The Company has distributed its products worldwide principally through its own internal sales force and strategic resellers.

     On May 18, 1999, Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.) ("GTL") received from the Company 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of GTL's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, GTL is considered the accounting acquiror and the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, 10-QSB, among others, as of and for all periods through March 31, 1999, will be replaced with those of IED.

     The Company will continue to file as a SEC registrant and continue to report under the name The Network Connection, Inc. The financial statements as of and for the years ended October 31, 1998 and 1997 reflect the historical results of GTL's IED as previously included in GTL's consolidated financial statements. Included in the results of operations for the eight months ended June 30, 1999 are the historical results of GTL's IED through April 30, 1999, and the results of the combined company for the two months ended June 30, 1999. The Transaction date for accounting purposes is May 1, 1999. Contributed capital reflects the cash consideration paid by GTL to the Company in the Transaction in addition to funding of IED historical operations. GTL will continue to report as a separate SEC registrant, owning the shares of the Company as described above. As of June 30, 1999, the Company is a majority owned subsidiary of GTL whose ownership, through a combination of the Transaction described above and GTL's purchase of Series B 8% preferred stock of the Company and 110,000 shares of the Company's common stock from third party investors, approximates 78% of the Company on an if-converted common stock basis. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

     The Company's principal offices are located at 222 North 44th Street, Phoenix, Arizona 85034 and the main telephone number is (602) 629-6200.

     Unless the context  requires  otherwise,  all  references to "we," "our" or
"us"  refer  to  The  Network   Connection,   Inc.,  a  corporation   originally
incorporated in the state of Georgia in 1986.

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE COMPANY'S STRATEGY, FINANCIAL PERFORMANCE, AND REVENUE SOURCES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING THOSE SET FORTH UNDER "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT.

OUR BUSINESS STRATEGY

     The Company's strategy is to position itself as a leading provider of comprehensive interactive information system solutions which are scalable to accommodate small or large user groups and, are based on a high-speed and secure network. The Company can also offer customized video content options and interfaces with a customer's existing applications and network. Additionally, the Company will continue to position itself as an integrated browser-based software developer and a content programming, procurement, integration and management service provider. Content programming and procurement can include educational and training products, video entertainment, gaming, e-mail and internet access, and E-Commerce capabilities.

SALES, MARKETING AND DISTRIBUTION

     The Company currently distributes its products principally through the efforts of its internal direct sales force. The Company also attends trade shows and hosts end user seminars or meetings to promote and market its products. Additionally, the Company may advertise in trade publications. The Company plans to continue and accelerate these efforts.

     Also, the Company is developing relationships with strategic "partners" capable of providing customer solutions through the Company's products, or encouraging their customers to purchase the Company's systems in conjunction with their own products on the basis that overall system or product performance will be enhanced. The Company will assist these partner-vendors by determining the configuration of the Company's products that will deliver optimal performance along with the partner-vendor's products.

     The purchase price for the Company's "turn-key" packaged systems depends upon various factors, such as the size and type of train or ship, and the requested system features. There can be a relatively long sales cycle for some products, because of the need to evaluate the Company's technology, to conduct a test installation of each customized system, and to negotiate agreements with other providers. The sales cycle is also dependent upon a number of factors beyond the Company's control, such as the financial condition of the customer, safety and maintenance concerns, regulatory issues and purchasing patterns of particular operators, and the industry generally. This can result in long and unpredictable buying patterns for the Company's transportation-related products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW OF THE MARKETS AND INDUSTRIES WE SERVE

     The Company is focused on four primary markets at this time: (1) multimedia servers for education and corporate training; (2) interactive entertainment and information systems for cruise ships; (3) interactive entertainment and information systems for trains; and (4) interactive information systems for business aviation. Corporate training programs and interactive education for high schools and universities constitute large markets in excess of several billion dollars per year. Indeed, high schools and universities are beginning to seek innovative ways of bringing the internet and interactive courseware to the classroom. Interactive entertainment and information systems for cruise ships and trains represent large, relatively untapped markets. For example, there currently are more than 70 cruise ships in revenue service with 500 or more guest cabins, and the build schedule for ships of this size shows more than 30 new ships entering revenue service between now and the end of 2001. Only nine ships to date have had interactive entertainment and information systems installed. In the case of commuter trains, no interactive entertainment and information systems have been installed. Finally, original equipment manufacturers (OEMs) and operators of business jets are just beginning to see the benefits of installing interactive and multimedia servers connected to a high-speed LAN to provide business travelers with an "office-in-the-sky." While the Company believes these markets are large, relatively untapped, and potentially profitable, no assurances can be given that the Company will be successful in any of them.

OUR PRODUCTS AND SERVICES

     INTERACTIVE INFORMATION SYSTEMS FOR BUSINESS AVIATION (AIRVIEW)

     In April 1998, the Boeing Company identified the Company's AirView interactive and video server as a key element of an "office-in-the-sky" for the new B737-73Q Business Jet. In November 1998, the Company received an order from the Raytheon Company, which was contracted by Boeing Company, to equip the Boeing Business Jet (BBJ) B737-73Q "Demonstrator" aircraft with the Company's AirView interactive and video server and switches. Installation is due to be completed on the Demonstrator aircraft in the quarter ending December 1999. There can be no assurance, however, that any additional business jet orders for the Company's AirView system will be received. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     INTERACTIVE ENTERTAINMENT AND INFORMATION SYSTEMS FOR CRUISE SHIPS (CRUISEVIEW)

     CruiseView is an advanced cabin entertainment and information management system for the Cruise industry. The CruiseView system is a high bandwidth, high-speed video-enabled intranet, tailored to meet the environmental demands of cruise conditions. With video and data servers connected to cabin set top PCs, via a Gigabit digital network backbone for voice, video and data, CruiseView delivers to each cabin, on demand, a unique entertainment and information experience, independent of all other passengers.

     CruiseView offers passengers:

     *    video and music libraries.
     *    e-commerce capabilities.
     *    casino-style and action games.
     *    previews of and the ability to book shore tours.
     * integration with ship operations, including billing, room service, surveys and customer requests.

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), a Panamanian registered corporation, for the purchase, installation and maintenance of CruiseView on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by the Company. The cost per cabin for the CruiseView purchase and installation on each ship is provided for in the Carnival Agreement, as is the minimum software license and installation cost per ship, with additional per ship costs charged based upon the number of actual cabins installed and operational. The cost of training up to ten Carnival personnel per ship for system operation is included in the contract cost for licensing and installation of CruiseView, with the cost of additional training and maintenance billed separately by the Company. In December 1998, Carnival ordered the installation of CruiseView on the Carnival Cruise Lines "M/S Sensation". CruiseView has been in operational use on Sensation, in a test mode, since August 1999. It is expected to begin general commercial operation in the quarter ending December 31, 1999. In August 1999, Carnival ordered the installation of CruiseView on the Carnival Cruise Lines "M/S Triumph" which is expected to be completed in the quarter ending December 31, 1999. There can be no assurance that Carnival will exercise its right under the Carnival Agreement to order CruiseView for installation on any additional ships. See "Cautionary Factors That May Affect Future Results -- Rights to Terminate Contracts with the Company" regarding risks related to the Company's relationship with Carnival.

     INTERACTIVE ENTERTAINMENT AND INFORMATION SYSTEMS FOR TRAINS (TRAINVIEW)

     Like CruiseView, TrainView is a browser-based information portal, which provides advertising, shopping, route and city information, video features, games and music to the captive train commuter audience.

     In February 1999, the Company received an engineering design order from Alstom Transport Limited ("Alstom"), a unit of ALSTOM SA, to incorporate the design of TrainView into Alstom's high-speed train design concept. The TrainView all-digital system proposed is an adaptation of the Company's existing system currently installed for cruise customers. The system is expected to deliver personal interactive entertainment, video/audio on demand, shopping, event booking, internet access, and business services to the seat through the Company's TransPORTAL applications.

     In September 1999, the Company announced the formation of a Passenger Rail Division and the hiring of a Division President, based in the U.K. The focus of the new Division will be to pursue new business opportunities in the world-wide passenger rail market.

     There can be no assurance that Alstom or any of its customers will purchase a TrainView system for installation on any train.

     CORPORATE TRAINING AND ACADEMIC SOLUTIONS

     The Company has drawn upon its years of experience in providing multimedia servers for education and training. Through the Company's servers and networks, students and faculty are able to access hundreds of hours of multimedia content, search the internet, and build interactive courses.

     In August 1999, the Company received an initial award, in excess of $1 million, for its CHEETAH(TM) multimedia server to begin the first phase of the Georgia Metropolitan Regional Education Services Agency ("MRESA") net 2000 project. The award is part of the first phase of a three year state-wide program, whereby MRESA hopes to bring advanced multimedia learning tools and technology to all 700 Georgia schools K-12, under the guidance of the Georgia MRESA. The Company completed this part of the first phase, and recently received a second order for the first phase in excess of $4 million.

PRODUCT FEATURES AND TECHNOLOGY

     The interactive system's open architecture and compatibility features permit ease of support for new and emerging content options. The system is a proven, all digital, in-room or in-seat interactive system. Dual, fault-tolerant video and file servers serve as the heart of the system. A gigabit LAN backbone provides 100 Megabit connectivity to each client. The scaleable architecture is based on Intel processors and Microsoft operating systems. In addition, the core software design allows simple customization of the user interface and integration of third-party software. The system interfaces with both color flat panel and TV displays.

OPERATIONS AND MANUFACTURING

     The Company currently manufactures all of its products in the United States, either at its Phoenix, Arizona facility or at its supplier locations. Final assembly, integration, burn-in, and functional testing are conducted at its facilities in Phoenix, Arizona and Atlanta, Georgia.

     The Company obtains electronic components and finished sub-assemblies for its products "off-the-shelf" from a number of qualified suppliers. The Company has established a comprehensive testing protocol to ensure that components and sub-assemblies meet the Company's specifications and standards before final assembly and integration. The Company has elected to procure off-the-shelf component parts and sub-assemblies from suppliers to ensure better quality control and pricing. To date, the Company has not experienced interruptions in the supply of such component parts and sub-assemblies, and believes that numerous qualified suppliers are available. The inability of most of the Company's current suppliers to provide component parts to the Company would not adversely affect the Company's operations on a long-term basis.

INTELLECTUAL PROPERTY

     The Company relies on a combination of trade secret and other intellectual property law, nondisclosure agreements with all of its employees and other protective measures to establish and protect its proprietary rights in its products. The Company believes that because of the rapid pace of technological change in the open systems networking industry, legal protection of its proprietary information is less significant to the Company's competitive position than factors such as the Company's strategy, the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. The failure or inability of the Company to effectively protect its proprietary information could have an adverse affect on the Company's business.

RESEARCH AND DEVELOPMENT

     The  market  for  the  Company's   products  is   characterized   by  rapid
technological change and evolving industry standards, and it is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis. The system architecture for the Company's interactive entertainment and information products was designed to permit hardware and software upgrades over time. Moreover, the current architecture presents no known limits on a customer's ability to offer compelling content to the user in a rapid and highly reliable manner. Therefore, a major focus of the Company's research and development efforts is to reduce the cost of network and client hardware and to enhance the core software of the system to permit even easier integration of new content.

     If the Company is unable, for technological or other reasons, to develop new products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's business will be materially and adversely affected. There can be no assurance that technical or other difficulties in the future will not delay the introduction of new products or enhancements.

OUR CUSTOMERS

     The Company's products are sold to end users in a wide range of industries. Customers that have purchased the Company's products are financial institutions, health care companies, academic institutions, communications/broadcasting companies, governmental agencies, entertainment providers, transportation operators and end-users operating in various other industries.

     The Company's high-end, high performance, multimedia video capable products currently are targeted to and sold to education and corporate skills training providers, hotel, train and ship operators and retail facility information kiosk businesses. Most sales efforts in 1998 and 1999 were focused on larger system sales into niche markets of the Company's "turn-key" packaged solutions, AirView, CruiseView and TrainView. There can be no assurance, however, that the Company will successfully negotiate definitive agreements for the purchase of these systems. The markets for these types of products are new and their actual aggregate size is impossible to measure accurately. Although management expects the video server market to experience growth, with the growth to come principally from the high-performance superserver segment of the market, no assurances can be made that the Company's products will be accepted within the market.

COMPETITION

     The market for the products and services that the Company offers is very competitive. Factors for the Company's success include product quality, technical capability, system reliability, price, promptness of program performance, and warranty protection. There are numerous international and U.S. firms that currently compete, or are capable of competing, with the Company. Many competitors have greater financial and human resources than the Company.

     The Company faces substantial competition from the manufacturers of several different types of products used as network servers. The Company expects competition to intensify as more firms enter the market and compete for market share. In addition, companies currently in the server market will continue to change product offerings in order to capture further market share.

     With respect to base configuration, the Company competes with manufacturers of high-end PCs used as network servers. Competitors offering products in this market include International Business Machines Corporation ("IBM"), Compaq Computer, Inc., Gateway Corporation, and Dell Corporation. One of the principal competitive factors in the market for simple LANs is price, and the economies of scale available to high-end PC manufacturers may permit them to offer their products at a lower price. The Company expects its competitors to continue to improve the performance, availability, scalability and upgradability features of their products. The Company expects all of its competitors in the simple LAN market to improve the distribution channels for their products used as servers.

     With respect to more fully configured high-end video servers for larger and more complex LANs and more sophisticated or business-critical applications, the Company competes indirectly with manufacturers of mainframes and minicomputers. Manufacturers that promote their products in this market include IBM, Digital Equipment Corporation, Hewlett-Packard Corporation and UNYSIS, Inc. The Company's operating results could, however, be adversely affected if one or more of these competitors elects to compete more aggressively with respect to price or product features of their mainframes or minicomputers. The Company competes in the market for complex LANs with other manufacturers of superservers, including Sun, Silicon Graphics and Ncube. The Company competes in the market for "turn-key" systems for travel-related entertainment with other manufacturers of complete systems, including Rockwell Collins Passenger Systems, BE Aerospace, Sony Transcom, Matsushita, Allin Interactive, and Trans Digital.

     There can be no assurance that alternative technologies will not be developed in the future that will be capable of providing certain services now performed by network servers. The development of such technologies could reduce the need for network servers and adversely affect the Company's operating results.

     As many of the Company's competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company, establishing and maintaining the Company's competitive position will require continued investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or survive the sales cycle and support the receivables collection cycle, or that the Company will be able to make the technological advances necessary for it to be competitive. In addition, if more manufacturers of PCs, mainframes or minicomputers were to develop and market their own superserver class of products, the Company's operating results could be adversely affected.

REGULATION

     The installation and use of the Company's AirView system on any particular aircraft may require prior certification and approvals from the Federal Aviation Administration ("FAA") and certification and approvals from aeronautical agencies of foreign governments. Other regulatory requirements may apply in the passenger rail, cruise or other markets in which the Company operates that may affect the Company's ability to deliver it products or install on a timely basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     United States law, with certain exceptions, currently prohibits the knowing transportation of gaming devices operated on modes of interstate transportation. In addition, states may prohibit the transportation and use of gaming devices. Federal law also prohibits the installation, transportation or operation of gaming devices by any U.S. or foreign air carrier or for such carriers to permit their use on aircraft operated to or from the United States in foreign air transportation. The laws regarding the transmission of gaming data into, out of, or within United States territory, even where such data was lawfully obtained in another jurisdiction, are unclear. As a result, there can be no assurance that the transmission of such data will not be restricted or prohibited. Because gaming may generate greater revenues and profitability than other entertainment options available on the Company's products, the inability to offer gaming in certain markets may have a material adverse impact on the Company's business and on the market acceptance of the Company's products. The Company may also be subject to the laws of foreign jurisdictions which may similarly restrict or prohibit the gaming or other activities offered on the Company's products.

INSURANCE AND BONDS

     The Company maintains liability insurance for claims arising from its business. These policies have limits of up to $10 million in the aggregate and insures against both property damage and personal injury. The policies are written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are sometimes purchased for individual projects when contractually required.

BACKLOG ORDERS AND WORK-IN-PROGRESS

     As of June 30, 1999, the Company had no backlog. Work-in-progress consisted of programs with Carnival Cruise Lines ("Carnival") under the Company's 1998 contract with Carnival. In August 1999, the Company received an order to manufacture and install its Cheetah(TM) Video Servers in approximately 193 schools in the State of Georgia. The total sales price of this order was approximately $5.3 million. All product was successfully produced and installed by September 30, 1999, and the Company has received progress payments of $1.2 million through October 8, 1999.

SUPPLIERS

     The Company does not depend upon any single supplier. Because we have multiple sources of supply, we have not experienced difficulties in obtaining adequate sources of supply and adequate alternatives to satisfy our manufacturing needs. We do not have formal purchase contracts for our supplies, but instead we generally purchase such items under individual purchase orders.

EMPLOYEES

     As of June 30, 1999 the Company had approximately 22 full-time employees, including four executive officers. None of the employees are covered by a collective bargaining agreement. The Company's success depends to a significant extent upon the performance of its executive officers and other key personnel. The Company considers its relations with its employees to be good.

WARRANTIES

     The Company provides a warranty regarding its products for periods ranging from one to three years, depending on the requirements of customers. To date, the Company has not experienced significant claims under warranties, and its ability to meet the full demands of having a significant number of units sold to customers who require such service has not been tested. The Company also passes through to end users the warranties that it receives from vendors on any separate hardware, software or component parts that it sells independently of full systems.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     RISKS INHERENT IN DEVELOPMENT OF NEW PRODUCTS AND MARKETS. The Company's strategy includes developing new applications for its interactive entertainment and information technologies and entering new markets, such as the train industry. This strategy presents risks inherent in assessing the value of development opportunities, in committing capital in unproven markets and in integrating and managing new technologies and applications. Within these new markets, the Company will encounter competition from a variety of sources. It is also possible that the Company will experience unexpected delays or setbacks in developing new applications of its technology. There can be no assurance that the Company's new products and applications will generate additional revenue for the Company or that the Company will successfully penetrate these additional markets.

     RISK OF TECHNOLOGICAL OBSOLESCENCE. The ability of the Company to maintain a standard of technological competitiveness is a significant factor in the Company's strategy to maintain and expand its customer base, enter new markets and generate revenue. While the Company believes that its systems are currently technologically competitive, the Company's continued success will depend in part upon its ability to identify promising emerging technologies and to develop, refine and introduce high quality services in a timely manner and on competitive terms. There can be no assurance that future technological advances by direct competitors or other providers will not result in improved systems that could adversely affect the Company's business, financial condition and results of
operations.   Additionally,   the  Company   may  fail  to   identify   emerging
technologies.

     MANAGEMENT OF GROWTH. The Company's growth strategy will require its management to conduct operations and respond to changes in technology and the market, while substantially expanding operations and personnel. If the Company's management is unable to manage growth effectively, its business, financial condition and results of operations will be materially adversely affected.

     RISK OF SYSTEM FAILURE OR INADEQUACY. The failure of one of the Company's systems at any particular time could occur as a result of component malfunction, operator error or some other reason. Although system interruptions historically have been inconsequential, any system failure could harm the Company's reputation, cause a loss or delay in market acceptance of the Company's systems, and have a material adverse effect on the Company's business, financial condition and results of operations. To reduce the risk of system failure, the Company performs extensive testing of its systems and engages in ongoing quality assurance efforts involving the use of redundant systems and sophisticated diagnostic tools to aid in system maintenance and trouble-shooting. Despite these measures, there can be no assurance that system failures or interruptions will not occur.

     DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on a number of key management, research and operational personnel for the management of operations, development of new products and timely installation of its systems. The loss of one or more of these individuals could have an adverse effect on the Company's business and results of operations. The Company depends on its continued ability to attract and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

     DEPENDENCE ON TRANSPORTATION INDUSTRY AND CONTINUED OPERATION OF TRANSPORTATION INDUSTRY CUSTOMERS. A substantial portion of the Company's revenue is expected to be generated in the near term from its transportation industry operations, thereby making the Company's business dependent upon the transportation industry in general and the continued operations of the Company's transportation industry customers. A significant reduction in the operations of any of these customers could, depending on the extent of the reduction, have a material adverse effect on the Company. Additionally, the transportation industry is dependent on customers having disposable income. Therefore, a general economic downturn or a recession could negatively impact the transportation industry before affecting other segments of the economy, even though transportation providers typically offer promotional pricing and incentives during recessionary periods to ensure a steady occupancy rate.

     RIGHTS TO TERMINATE CONTRACTS WITH THE COMPANY. The Company's contract with the cruise line is subject to renewal by mutual consent of the parties at the expiration of the initial term. A decision by the cruise line to discontinue its agreement with the Company at the contractual expiration date could have a material adverse effect on the Company. The Company entered into the Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation, a Panamanian registered corporation, for the purchase, installation and maintenance of CruiseView on a minimum of one Carnival Cruise Lines Ship. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a summary of the Carnival Agreement. The Carnival Agreement that was entered into by the Company contains certain terms which the Company is attempting to renegotiate with Carnival. If Carnival is unwilling to renegotiate the terms of the Carnival Agreement, or if these negotiations do not result in an agreement containing terms more favorable to the Company, the financial condition of the Company could be materially and adversely effected.

     FLUCTUATIONS IN OPERATING RESULTS. The Company expects to experience significant fluctuations in its future quarterly operating results that may be caused by many factors, including the cyclical nature of government funding to be obtained in connection with education programs. Accordingly, quarterly revenues and operating results will be difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. See "Management's Discussions and Analysis of Financial Condition and Results of Operations."

     COMPETITION. The market for entertainment networks is rapidly evolving and highly competitive. Many of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Although the Company's business strategy targets certain markets which it believes offer a competitive advantage, there can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. The Company is subject, both directly or indirectly, to various laws and governmental regulations relating to its business. The Company believes that it is currently in compliance with such laws and that they do not have a material impact on its operations. However, as a result of rapid technology growth and other related factors, laws and regulations may be adopted which significantly impact the Company's business.

     LONG SALES CYCLES; LACK OF EXISTING BACKLOG. The sales cycle for the Company's systems is relatively long because it involves the evaluation of the Company's technology for each project, a test installation of each customized system, and negotiation of related agreements from other providers such as movie and internet access providers and computer gaming operators. All of these items requires a large investment on the part of the Company and occurs before a contract is signed with an end-user. The long sales cycles for the Company's products, combined with the fact that the Company had no backlog orders as of June 30, 1999, could place a significant strain on the Company's financial and other resources. The failure by the Company to build a backlog of orders in the future would have a material adverse effect on the Company's financial condition.

     UNPROVEN BUSINESS STRATEGY. In connection with the acquisition of IED, the Company has retained a new management team. The Company's new management has shifted the Company's business strategy to position itself as a provider of comprehensive systems solutions and as an integrated browser-based software developer and content programming, procurement, integration and management service provider. Moreover, the Company focuses its efforts on the airline, train and cruise transportation industries and on the training and academic solution provider industry. Since this new strategy has been implemented recently, the Company has no operating history to reflect the results of this strategy. Therefore, there can be no assurance that the Company will succeed in implementing its strategy or that it will obtain financial returns sufficient to justify its investment in the markets in which it plans to participate.

     POSSIBLE DELISTING BY NASDAQ. Under the rules of the National Association of Securities Dealers (the "NASD"), issuers whose securities are included on The NASDAQ SmallCap Market, where the Common Stock is listed, are required to obtain stockholder approval prior to the issuance of listed securities or in connection with an acquisition (other than a public offering for cash) where the issuance of common stock (or securities convertible into common stock) is or will equal or will be in excess of 20% or more of the common stock or voting power prior to issuance or where the issuance will cause a change in control (the "Rules"). In connection with the GTL Transaction, the Company made an application to NASDAQ for an exception to the Rules based on the Company's determination that the delay in securing stockholder approval would seriously jeopardize the financial viability of the enterprise. However, NASDAQ notified the Company that it would not grant the exception to the Rules. The Company determined that it had no choice but to complete the GTL Transaction. The Company structured and closed the GTL Transaction with the objective of complying with the Rules. The Company advised NASDAQ that it received stockholder ratification of the GTL Transaction at a special stockholders' meeting and that GTL voluntarily voted its Preferred Stock in the same proportion as the Common Stock voted by the other stockholders at the meeting. The Company hopes that NASDAQ will deem its actions to be in compliance with the Rules, or if NASDAQ deems the Company violated the Rules by closing the GTL Transaction, that it will view such actions as mitigating factors. NASDAQ has not made a final determination regarding this matter. If NASDAQ ultimately determines that the Company violated the Rules, the Company could be subject to delisting from The NASDAQ SmallCap Market. If the Company's

Common Stock is delisted, the Common Stock will become subject to Rule 15g-9 of the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of holders to sell the Company's Common Stock in the secondary market. The SEC 's regulations define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock restrictions will apply to the Company's Common Stock if it is delisted from The NASDAQ SmallCap Market. If the Company's Common Stock becomes subject to the penny stock rules, the market liquidity for the Common Stock could be adversely affected.

     DEPENDENCE UPON MAJOR CUSTOMER AND LARGE CONTRACTS. Swissair accounted for approximately 91% of the Company's revenues during the last year. The Company does not expect future business from Swissair. The failure to timely or adequately replace this contract with one or more new contracts may materially adversely affect the Company's business and operations.

     INSURANCE AND POTENTIAL EXCESS LIABILITY. The Company maintains liability insurance to protect against damages to persons or property. If the Company has to incur liability in excess of the Company's policy coverage, the Company's financial condition could be adversely affected.

     ECONOMIC AND GENERAL RISKS OF BUSINESS. Our success will depend upon factors that are beyond our control and that cannot clearly be predicted at this time. Such factors include general economic conditions, both nationally and internationally, changes in tax laws, fluctuating operating expenses, changes in governmental regulations, changes in technology, and trade laws.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 17,000 square feet of office and production space located at 222 North 44th Street, Phoenix, Arizona. As of June 30, 1999, the Company also owned two buildings comprising approximately 10,000 square feet each, located on one acre in Alpharetta, Georgia. The Company is indebted to two institutional lenders as of June 30, 1999, in the aggregate amount of $220,000 and $470,000, respectively, from the purchase of this facility. These loans are secured by the purchased real estate and bear annual interest at the rate of such lender's prime rate plus 2%, and 16%, respectively.

     As of September 20, 1999, the Company sold one of the buildings for $412,500, and used the net proceeds to repay approximately $390,000 of the $470,000 loan. The sale of the second building has been contracted for and is expected to close in November 1999. Net proceeds of this sale will be used to retire the balance of the $470,000 loan plus all of the $220,000 loan. Concurrent with the sale of the second building, the Company will sign a six-month lease for use of this facility. It is anticipated that monthly rental charges will approximate $4,100 per month.

     Management believes that the properties owned and leased by the Company are adequate and suitable for current operations.

ITEM 3. LEGAL PROCEEDINGS

     HOLLINGSEAD INTERNATIONAL, INC. V. THE NETWORK CONNECTION, INC., State Court of Forsyth County, State of Georgia, Civil Action File No. 99S0053. Hollingsead International, Inc. ("Hollingsead") filed suit against the Company on January 28, 1999, alleging that the Company failed to pay invoices submitted for installation and service of audio-visual systems in its aircraft. Hollingsead sought damages in the amount of $357,850, in addition to interest at the rate of 18% per annum from March 2, 1998, attorneys' fees and punitive damages. The parties entered into a settlement agreement on or about August 5, 1999 that provided for the payment of $427,870 by the Company, to be paid in installments, including interest accruing at 8.0% per annum from July 28, 1999 until the balance is paid. The agreement also provides for Hollingsead to pay $5,399 as reimbursement for attorneys' fees. The last installment is due on or before December 20, 1999. Under the settlement agreement, the Company will dismiss its counterclaims with prejudice and Hollingsead will dismiss its Complaint with prejudice upon completion of all payments by the Company.

     SIGMA DESIGNS, INC. ("SIGMA") V. THE NETWORK CONNECTION, INC., United States District Court, Northern District of California, San Jose Division, Civil Action File No. 98-21149J(EAI). Sigma filed a Complaint against the Company on December 1, 1998, alleging breach of contract and action on account. Sigma claims that the Company failed to pay for goods that it shipped to the Company. The matter was settled by written agreement dated January 22, 1999, contingent upon registration of the Company stock and warrants issued to Sigma as a part of such settlement and payment by the Company of $50,000. The Company did not complete its obligations under the terms of the original settlement agreement. In or about May 1999, the shares of the Company issued to Sigma as a part of the settlement of the above-referenced lawsuit were sold by Sigma to GTL, the parent company of the Company. The lawsuit was dismissed with prejudice on July 12, 1999 as a condition of GTL's purchase.

     FEDERAL EXPRESS CORPORATION V. THE NETWORK CONNECTION, INC., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation. The suit alleges the Company owes Federal Express approximately $110,000 for past services rendered. The Company intends to defend itself vigorously.

     ERIC SCHINDLER ("SCHINDLER") V. INTERACTIVE FLIGHT TECHNOLOGIES, INC. ET AL., State Court for Fulton County, Georgia Case No. 99-V51560685. On August 18, 1999, Eric Schindler served a lawsuit on GTL, naming GTL and the Company as defendants. The Complaint alleges that the Company and GTL failed to pay severance pay pursuant to a written employment contract following Schindler's resignation as an employee and vice president of the Company in May 1999.
Specifically, the Complaint alleges (1) breach of contract (against the Company), (2) conspiracy and interference with contract rights (against the Company and GTL), and (3) interference with contract rights (against GTL). The Complaint seeks $85,000 in severance pay on the contract claims, unspecified damages for loss of stock options, punitive damages of at least $450,000, attorneys' fees and costs. The Company and GTL deny any liability, intend to defend themselves vigorously and are considering counterclaims. No responsive pleading has yet been filed.

     On March 29, 1999, the Company filed for arbitration under the rules of the United Nations Commission on International Trade Law and the Rules of Arbitration of the Kuala Lumpur Regional Centre for Arbitration, to enforce its rights under the terms of the Star Agreement with CNA and Star for the delivery, installation and maintenance of a CruiseView system on the Star cruise ship the SuperStar Leo. In May 1999, the Company determined not to pursue this arbitration action.

     SWISSAIR/MDL-1269, IN RE AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation relates to the crash of Swissair Flight 111 on September 2, 1998 in waters near Peggy's Cove, Nova Scotia resulting in the death of all 229 people on board. The Swissair MD-11 aircraft involved in the crash was equipped with an Entertainment Network System that had been sold to Swissair by GTL. Following the crash, investigations were conducted and continue to be conducted by Canadian and United States agencies concerning the cause of the crash. No investigative agency has linked the Entertainment Network System to the crash. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including GTL. The Company was not a party to the contract for the Entertainment Network System, but has been named in some of the lawsuits filed by families of victims on a claim of successor liability. TNCi denies all liability for the crash. The Company is being defended by the aviation insurer for GTL.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on September 17, 1999 to act upon the following matters:

     1. A proposal to ratify and approve the acquisition of IED, and the related issuance of 1,055,745 shares of the Company's Common Stock and 2,495,400 shares of the Company's Series D Convertible Preferred Stock, pursuant to an Asset Purchase and Sale Agreement, dated as of April 30, 1999, by and between the Company and GTL, as amended by the First Amendment to Asset Purchase and Sale Agreement, dated as of May 14, 1999.

     2. A proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of capital stock of the Company to 42,500,000 of which 40,000,000 shares is Common Stock and 2,500,000 shares is Preferred Stock.

     With respect to proposal 1, 3,506,816 votes were cast for, 63,555 votes were cast against or withheld, and there were 17,150 abstentions. With respect to proposal 2, 3,472,176 votes were cast for, 102,395 votes were cast against or withheld, and there were 12,950 abstentions.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on The NASDAQ SmallCap Market. See "Cautionary Factors That May Affect Future Results - Possible Delisting by NASDAQ." The following table shows the high and low bid prices in dollars per share for the last two years as reported by NASDAQ.

YEAR ENDED DECEMBER 31, 1997                                  LOW          HIGH
----------------------------                                -------       ------
First Quarter                                               $12.375       $5.750

Second Quarter                                              $12.000       $6.000

Third Quarter                                               $10.500       $7.000

Fourth Quarter                                              $10.375       $5.750

YEAR ENDED DECEMBER 31, 1998                                  LOW          HIGH
----------------------------                                -------       ------
First Quarter                                               $ 3.625       $7.125

Second Quarter                                              $ 3.188       $5.688

Third Quarter                                               $ 1.813       $4.938

Fourth Quarter                                              $  2.00       $4.125

TRANSITION PERIOD ENDED JUNE 30, 1999                         LOW          HIGH
-------------------------------------                       -------       ------
First Quarter                                               $ 2.125       $3.938

Second Quarter                                              $ 1.375       $3.375

     As of September 30, 1999, there were approximately 100 record holders of the Company's Common Stock, but the Company believes that there are approximately 2,200 beneficial shareholders, based upon broker requests for distribution.

DIVIDEND POLICY

     Holders of the Company's Common Stock are entitled to receive dividends only when declared by the Company's Board of Directors. Other than prior to September 22, 1994 when the Company made distributions to shareholders as an S corporation, dividends have never been declared or paid and the Company does not plan to make any dividend payments in the foreseeable future. Instead the Company will reinvest in the expansion and development of our business. If the Board of Directors decides to declare a dividend in the future, the decision will be based on our earnings, financial condition, cash requirements, and any other factors they deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

HISTORICAL OVERVIEW

DESCRIPTION OF BUSINESS

     The Company is engaged in the development, manufacturing and marketing of computer-based entertainment and data networks, which provides users access to information, entertainment and a wide array of service options, such as shopping for goods and services, computer games, access to the World Wide Web, and gambling operations where permitted by applicable law. The Company's primary markets for its products are cruise ships, passenger trains, schools and corporate training. Secondary markets include business jets and hotels, among others.

BASIS OF PRESENTATION

     On May 18, 1999, Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.) ("GTL") received from the Company 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of GTL's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, GTL is considered the accounting acquiror and the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, 10-QSB, among others, as of and for all periods through March 31, 1999, will be replaced with those of IED.

     The Company will continue to file as a SEC registrant and continue to report under the name The Network Connection, Inc. The financial statements as of and for the years ended October 31, 1998 and 1997 reflect the historical results of GTL's IED as previously included in GTL's consolidated financial statements. Included in the results of operations for the eight months ended June 30, 1999 are the historical results of GTL's IED through April 30, 1999, and the results of the post Transaction company for the two months ended June 30, 1999. The Transaction date for accounting purposes is May 1, 1999. GTL will continue to report as a separate SEC registrant, owning the shares of the Company as described above. As of August 1999, the Company is a majority owned subsidiary of GTL whose ownership, through a combination of the Transaction described above and GTL's purchase of Series B 8% preferred stock of the Company and 110,000 shares of the Company's common stock from third party investors, approximates 78% of the Company on an if-converted common stock basis. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

CHANGE IN FISCAL YEAR-END

     The Company has changed its fiscal year-end from December 31 to June 30. The Transition Period resulting from the change in fiscal year-end is measured from IED's former fiscal year-end of October 31. Accordingly, the eight-month period resulting from this change, November 1, 1998 through June 30, 1999, is referred to as the "Transition Period."

AIRVIEW

     In an Agreement dated as of June 19, 1997, the Company entered into an AirView Purchase Agreement (the "AirView Agreement") with Fairlines, a French corporation engaged in the start-up operation of a commercial airline, for the purchase of up to ten AirView systems for installation on ten Fairlines aircraft. Fairlines filed for bankruptcy under French law in the first quarter of calendar year 1998. While the Company does not expect to recover its investment in this program, the Company is pursuing its remedies, contractual and otherwise, in respect to collection of amounts due and damages incurred under the AirView Agreement.

     In April 1998, the Boeing Company specified the Company's AirView data server as part of the airplane manufacturer's completion Request For Proposal
(RFP) for the new B737-73Q Business Jet. In November 1998, the Company received an order from Raytheon Systems Company, a unit of Raytheon Company, which was contracted by Boeing Company, to equip the Boeing Business Jet (BBJ) B737-73Q "Demonstrator" aircraft with the Company's AirView for an Integrated Business and Entertainment System (IBES). Installation began in late 1998. There can be no assurance, however, that any additional orders for the Company's AirView system other than the Demonstrator will be received.

     In October, 1997, GTL entered into a revised agreement with Swissair which required GTL to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost to Swissair and in the first and business classes of another sixteen aircraft at an average price of $1.7 million per aircraft. As of October 31, 1998, GTL had completed all installations under the initial Swissair program. GTL was responsible for maintenance costs through September 1998 for all nineteen aircraft and specific software and hardware upgrades to the Entertainment Network that are not yet completed. The Swissair agreement also provided for a one-year warranty on the Entertainment Network. GTL entered into a contract dated April 1, 1998 with Swissair for $3,975,000 to extend the warranty on the installed system for a second and third year. Through May 18, 1999, GTL has been paid $707,500 under this contract. No subsequent payments have been received from Swissair.

     In April 1998 and October 1998, GTL entered into additional contracts with Swissair for a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. As of February 26, 1999, Swissair has made payments of $1,450,000 on the $4.7 million order for the four installations.

     On October 29, 1998, GTL was notified by Swissair of the airline's decision to deactivate the Entertainment Network on all Swissair aircraft. Until April 1999, GTL and its system integrator/installation contractor had been working closely with Swissair to take the necessary steps that will allow Swissair to reactivate the systems as quickly as possible. However, by April 1999, discussions between GTL and Swissair regarding outstanding financial matters related to current accounts receivable, inventory, purchase commitments and extended warranty obligations, as well as planning discussions for an October 1999 reactivation ceased to be productive.

     On May 6, 1999, GTL filed a lawsuit against Swissair in the United States District Court for the District of Arizona seeking damages for Swissair's failure to honor its obligations for payment and reactivation of GTL's
Entertainment Network. Swissair has failed to make payments to GTL under installation and warranty contracts and has harmed GTL's business and reputation by failing to honor its commitments to reactivate the Entertainment Network on Swissair aircraft. Even though there has been no evidence that the Entertainment Network contributed in any way to the crash of Swissair Flight No. 111 on September 2, 1998, Swissair has continued to use the unfortunate circumstances of the crash as an excuse to avoid its obligations.

     The Swissair agreements are not assignable to third parties under the terms of such agreements. However, in connection with the Transaction, GTL has agreed to pay to the Company any net proceeds received from Swissair as a result of the above litigation or otherwise. Further, the Company, as a subcontractor to GTL, will assume any operational responsibilities of the Swissair agreement in the event that such requirement arises. The Company has not assumed any liabilities or obligations arising out of the crash of Swissair Flight No. 111. (See Part I -- Item 3 -- Legal Proceedings.)

     As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements with GTL, the Company believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered the Company's accounts receivable, inventory and deposits worthless as of June 30, 1999. Accordingly, the Company has recognized deferred revenue on equipment sales to the extent of cash received of $876,000; charged off inventory to cost of equipment sales in the amount of $1,517,000; wrote off deposits of $655,000 to special charges; and reversed all warranty and maintenance accruals totaling $5,164,000.

CRUISEVIEW

     The Company entered into a CruiseView Purchase Agreement, dated as of February 13, 1998 (the "Star Agreement"), with Continuous Network Advisors ("CNA") on behalf of Star Cruises Management Limited ("Star"), an Isle of Man corporation engaged in the operation of a commercial cruise line, for the purchase of CruiseView systems for installation on up to two Star cruise vessels. Certain issues arose during the contract installation period which lead to a settlement agreement between Star and CNA dated June 1999 whereby Star would return the Company's equipment back by December 31, 1999. No cash payments to the Company were identified in the settlement agreement. The Company is objecting to the settlement agreement though the Company believes modifying such settlement and receiving payment at this time is unlikely. (see "PART I - ITEM 3
- Legal Proceedings".)

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), a Panamanian registered corporation, for the purchase, installation and maintenance of CruiseView on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival exercised its right and ordered the installation of CruiseView on the Carnival Cruise Lines "M/S Sensation". Delivery and installation of CruiseView for the Sensation began in December 1998 and has been in operational use, on a test, since August 1999. It is expected to begin commercial operation in the quarter ending December 31, 1999. In August 1999, Carnival exercised its right and ordered the installation of CruiseView on the Carnival Cruise Lines "M/S Triumph" which is expected to be completed in the quarter ending December 31, 1999. There can be no assurance, however, that Carnival will exercise its right under the Carnival Agreement to order CruiseView for installation on any additional ships.

     The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. For the M/S Sensation, the acceptance period is 12 months. As of June 30, 1999, the Company recorded deferred revenue of $365,851, reflecting amounts paid by Carnival. The Company would be required to return such funds to Carnival in the event Carnival does not accept the system.

     Under the Carnival Agreement, the Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring Carnival's ability to be repaid amounts previously paid to the Company in the event Carnival determines not to accept the system as permitted under the Carnival Agreement.

     The Company has not provided a bond or letter of credit as of June 30, 1999. Should Carnival require the Company to obtain a bond or letter of credit, the Company may be required to provide cash collateral to a financial institution securing such obligation.

TRAINVIEW

     In February 1999, the Company received an engineering design order from Alstom Transport Limited ("Alstom"), a unit of ALSTOM SA, a worldwide leader in the manufacturing of high speed passenger trains, to incorporate the design of TrainView, the Company's advance Infoactive Business and Entertainment System, into Alstom's concept high speed train design. The TrainView all-digital system proposed is an adaption of the Company's existing system currently installed for in-flight and cruise customers. The system is expected to deliver personal interactive entertainment, video/audio on demand, E-Commerce for shopping, event booking, internet and business services to the seat through the Company's TransPORTAL applications. There can be no assurance however, that Alstom or any of its customers will purchase a TrainView system for installation on any train.

RESULTS OF OPERATIONS

     Revenue for the Transition Period ended June 30, 1999 was $958,607, a decrease of $17,424,753 (or 95%) compared to revenue of $18,383,360 (unaudited) for the corresponding period ended June 30, 1998. Revenue for the Transition Period ended June 30, 1999 consisted of equipment sales of $875,957 and service income of $82,650. The decline is the result of a lack of new customer orders. The equipment sales were generated from payments received from Swissair for one of four entertainment networks billed per the April 1998 contract. The service income was principally generated from programming services provided to Swissair, services relating to the initial entertainment system design for Alstom and system upgrades provided to an educational customer. Revenue for the eight-month period ended June 30, 1998 consisted of equipment sales of $17,949,591 (unaudited) and service income of $433,769 (unaudited). The equipment sales were principally generated from the installation of the entertainment networks on ten Swissair aircraft. The service income was generated from services provided to Swissair pursuant to the media programming services agreement, the Company's share of gains, profits generated by the Swissair systems and revenue earned under the Swissair contract to extend the warranty.

     Revenue for the year ended October 31, 1998 was $18,816,962, an increase of $7,716,253 (or 70%) over revenue of $11,100,709 for the year ended October 31, 1997. Revenues in each year consist of equipment sales (principally from the installation of the Entertainment Networks on Swissair aircraft) and service income. During the year ended October 31, 1998, the Company completed installations under the initial Swissair program in ten business classes and eighteen first classes whereas installations completed in fiscal 1997 were in nine business classes and one first class. Revenues from equipment sales rose 71% from $10,524,828 in fiscal 1997 to $18,038,619 in fiscal 1998 due to the increased installations in fiscal 1998. Service income of $778,343 for the year ended October 31, 1998 was principally generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty Letter of Intent. Service income of $575,881 for the year ended October 31, 1997 was primarily derived from a Product Identification/Product Development Agreement with an airline and entertainment programming services provided to customers.

     Cost of equipment sales for the Transition Period ended June 30, 1999 was $1,517,323, a decrease of $13,722,245 (or 90%) compared to cost of equipment sales of $15,239,568 (unaudited) for the corresponding period ended June 30, 1998. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Swissair Entertainment Network that the Company is contractually committed to providing to Swissair. Fiscal 1998 cost of sales is attributed to the installation of equipment on ten Swissair aircraft whereas the decreased cost of sales in fiscal 1999 is attributed to material costs for only four Swissair aircraft. Cost of service income for the Transition Period ended June 30, 1999 was $480, a decrease of $13,053 (or 97%) compared to cost of service income of $13,533 (unaudited) for the eight months ended June 30, 1998. Cost of service income for fiscal 1999 and fiscal 1998 is related to programming services provided to Swissair.

     Cost of equipment sales and service income for the year ended October 31, 1998 was $15,537,071, a decrease of $9,341,389 (or 38%) over the comparable figure of $24,878,460 for the fiscal year ended October 31, 1997. Cost of equipment sales includes materials, installation and maintenance costs, as well as estimated one-year warranty costs and costs of upgrades to the Swissair Entertainment Networks that the Company is contractually committed to providing to Swissair. The decrease in cost of equipment sales is primarily a result of the inclusion of provisions for inventory obsolescence, unusable inventory and rework adjustments of $11,496,748 in cost of equipment sales for fiscal 1997. The 1997 provision for inventory obsolescence was a result of the Company purchasing inventory for installation in the economy sections of Swissair aircraft and actually completing only three economy installations. The unusable inventory and rework adjustments primarily resulted from the Company's redesign of the tray table utilized in the Entertainment Networks for the economy section of an aircraft. The decrease in cost of equipment sales for fiscal 1998 is also attributable to reductions in maintenance costs and estimated one-year warranty costs as the reliability of the Entertainment Networks has improved. Additionally, the Company recognized a reduction in installation costs from its subcontractor during fiscal 1998.

     Provisions for doubtful accounts for the Transition Period ended June 30, 1999 were $28,648, compared to zero (unaudited) for the corresponding period ended June 30, 1998. Fiscal 1999 provisions resulted from entertainment programming services provided to Swissair.

     Provisions for doubtful accounts for the year ended October 31, 1998 were zero compared to $216,820 for the year ended October 31, 1997. Fiscal 1997 provisions resulted from entertainment programming services provided to a previous customer.

     Bad debt recoveries of $1,064,284 during the year ended October 31, 1997 resulted from the recovery of accounts receivable under a customer agreement which were reserved for during the Company's fourth quarter of its fiscal year ended October 31, 1996.

     There were no research and development expenses for the Transition Period ended June 30, 1999, compared to $1,092,316 (unaudited) for the corresponding period ended June 30, 1998. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees.

     Research and development expenses for the year ended October 31, 1998 were $1,092,316, a decrease of $6,729,324 (or 86%) over expenses of $7,821,640 for the year ended October 31, 1997. The decrease in expenses reflects the Company's decision not to develop the next generation of the Entertainment Network and the resulting reduction in staff and professional fees. The Company does not plan to continue its research and development in the in-flight entertainment business beyond those efforts that are required contractually by the Swissair agreement. The Swissair agreement requires the Company to provide specific upgrades to the Entertainment Network. The Company has ceased development of these upgrades as a result of Swissair's breach of its agreement and does not plan to develop any further upgrades to the Entertainment Network.

     General and administrative expenses for the Transition Period ended June 30, 1999 were $3,703,633, a decrease of $264,127 (or 7%) compared to expenses of $3,967,760 (unaudited) for the corresponding period ended June 30, 1998. Significant components of general and administrative expenses include costs of consulting agreements, legal and professional fees, corporate insurance costs and legal fees related to the merger of GTL and the Company. Significant components accounting for the decrease in general and administrative expenses from 1998 to 1999 include personnel costs and related severance for employees terminated in 1998, and higher operating expenses, offset by a 1999 accrual of approximately $1.6 million to write-off certain consulting agreements determined, in the current period, to have no future value.

     General and administrative expenses for the year ended October 31, 1998 were $9,019,872, a decrease of $3,554,351 (28%) over expenses of $12,574,223 for the year ended October 31, 1997. The decrease in expenses reflects the Company's reduction in staff in administrative areas, including production, marketing and program management departments. As of May 29, 1998, the Company terminated almost all sales and marketing efforts related to IED. The decrease in expenses during fiscal 1998 was partly offset by the payment of $3,053,642 in severance to three former executives of GTL.

     For the Transition Period ended June 30, 1999 the Company recorded warranty, maintenance, commission and support cost accrual adjustments of $5,117,704, $504,409, $303,321 and $1,225,959, respectively. Such adjustments to prior period estimates, which totaled $7,151,393, resulted from an evaluation of specific contractual obligations and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during fiscal 1999, such accruals were no longer considered necessary.

     Special charges for the Transition Period ended June 30, 1999 were $521,590 compared to zero (unaudited) for the corresponding period of the previous fiscal year.

     Special charges for the year ended October 31, 1998 were $400,024 compared to $19,649,765 for the year ended October 31, 1997. Special charges in fiscal 1998 primarily resulted from equipment write-offs of $1,006,532. The write-offs were for excess computers, furniture and other equipment that the Company is not utilizing in its operations and is in the process of disposing. The equipment write-offs were partly offset by a recovery of special charges expensed in fiscal 1997. During fiscal 1998, a recovery of $190,000 was recognized as a special charge credit as a result of a reduction in the number of Entertainment Networks requiring maintenance. The Company also recognized a recovery of $416,508 related to Swissair's decision to not develop the system for the front row in the economy sections of its aircraft. Special charges in fiscal 1997 primarily resulted from the installment of the Entertainment Networks on three Swissair aircraft and installations required by the Debonair agreement. The Company was responsible for the costs of installing the system on three Swissair aircraft, including materials, installation, upgrades, a one-year warranty and maintenance through September of 1998. The costs for these three systems of
$14,292,404 were recorded as a special charge during fiscal 1997. Due to the termination of the Debonair agreement, the costs of the installed system ($956,447) and all inventory on-hand under the Debonair agreement ($2,881,962) were written off as a special charge in fiscal 1997. Additionally, the Company recorded a special charge of $1,518,952 for the write-off of a system integration lab utilized in software development and testing. The lab equipment will not be utilized in the Company's future operations.

     Interest expense was $83,029 for the Transition Period ended June 30, 1999 compared to $8,873 (unaudited) for the corresponding period ended June 30, 1998. The fiscal 1999 expense can be attributed principally to long-term debt obligations, whereas the fiscal 1998 expense is attributable to the Company's capital leases for furniture that expire in September 1999.

     Interest expense was $11,954 for the year ended October 31, 1998 compared to $13,423 for the year ended October 31, 1997. The expense is attributable to the Company's capital leases for furniture that expire in September of 1999.

     Interest income for the Transition Period ended June 30, 1999 was $77,682 compared to $15,750 (unaudited) for the corresponding period ended June 30, 1998. Fiscal 1999 and fiscal 1998 interest income is principally attributed to Swissair extended warranty billings.

     Interest income for the year ended October 31, 1998 was $53,465, an increase of 100% compared to zero interest income for the year ended October 31, 1997. Interest income in fiscal 1998 is principally attributed to Swissair extended warranty billings.

     Other income for the Transition Period ended June 30, 1999 was $11,226 compared to $10,679 (unaudited) for the corresponding period ended June 30, 1998. Other income in fiscal 1999 represents proceeds from the sale of office furniture and equipment. Other income in fiscal 1998 represents proceeds from the sale of equipment and scrapped inventory.

     Other income of $10,179 for the year ended October 31, 1998 represents proceeds from the sale of scrapped inventory. Other expense of $203,649 for the year ended October 31, 1997 represents the loss on disposals of property and equipment.

     The unaudited results of operations for the eight months ended June 30, 1998 are presented for comparative purposes only.

                                                              EIGHT MONTHS ENDED
                                                                 JUNE 30, 1998
                                                                  (UNAUDITED)
                                                              ------------------
     Revenues                                                     $18,383,360
     Cost of equipment sales                                      $15,239,568
     Research and development                                     $ 1,092,316
     General and administrative expenses                          $ 3,967,760
     Interest expense                                             $     8,873
     Interest income                                              $    15,750
     Other income                                                 $    10,679
     Net loss to common shareholders                              $ 1,912,261
     Cost of service income                                       $    13,533

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had working capital of approximately $1.9 million. The Company's primary source of funding has been through contributed capital from GTL. Subsequent to June 30, 1999, the Company obtained orders consisting of a $5.3 million purchase order for the manufacture, delivery and installation of 193 Cheetah(TM) Multimedia Video Servers to certain Georgia schools; and a service order under the Carnival Agreement for installation of a second CruiseView system. As of October 8, 1999, all 193 servers have been delivered and accepted by the customer and the Company has received payment of approximately $1.2 million towards the total amount due of approximately $5.3 million. The balance is expected to be received by November 1999. The Company received an installment payment from Carnival in August 1999. Excluding the benefit of the Georgia program, working capital may continue to decrease as the Company continues to invest in inventory for the Carnival service order and invest in business development, and complete transactions which are longer term by nature.

     During the Transition Period, the Company used $3.1 million of cash for operating activities, a decrease of $829,000 from the $3.9 million of cash used by operating activities for the corresponding period of the previous fiscal year. The cash utilized in operations during the Transition Period resulted primarily from general and administrative expenses. The cash used in operations during the year ended October 31, 1998 is primarily a result of increases in accounts receivable and increases in inventories and an increase in accrued product warranties, offset by decreases in accounts payable and deferred revenue.

     Purchases of investment securities for the Transition Period were $302,589 compared to none for the eight months ended June 30, 1998. At June 30, 1999, the Company had no material capital commitments.

     The note payable due September 5, 1999 was in default at June 30, 1999. Subsequent to year-end, the note was converted into 200,000 shares of the Company's common stock. Therefore, the note payable has been classified as long-term at June 30, 1999.

     Prior to the Transaction, the Company entered into a Secured Promissory Note with GTL in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting GTL a security interest in its assets (the "Promissory Note"). The Promissory Note is convertible into shares of the Company's Series C 8% preferred stock at the discretion of GTL.

     GTL has also advanced approximately $898,000 to the Company in the form of intercompany advances. Both the Promissory Note and the advances have been classified as due to affiliate in the balance sheet as of June 30, 1999.

     On October 12, 1999, the Company entered into $5 million secured revolving credit facility (the "Facility") with GTL. The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to GTL and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible at GTL's option into shares of the Company's Series C 8% Preferred Stock.

     The Company is currently using its working capital to finance inventory purchases and other expenses associated with the delivery and installation of Company products, and general and administrative costs. The Company believes that its current cash balances plus interest received on such balances, profits from the Georgia school program, and the $5 million revolving credit facility with GTL are sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

INFLATION AND SEASONALITY

     We do not believe that we are significantly impacted by inflation. Our operations are not seasonal in nature, except to extent fluctuations in quarterly operating results occur due to the cyclical nature of government funding to be obtained in connection with education programs.

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

     The Company has developed, or is in the process of developing, plans for implementation and testing of any necessary modifications to its key computer systems and equipment with embedded chips to ensure that it is Y2K compliant. The Company believes that its internal systems are Y2K compliant. The Company believes that the Y2K issue will not pose significant operational problems for it. However, if the modifications and conversions made are not sufficient, the Y2K could have a material impact on its operations. The Company has performed an assessment of its Triumph products for Y2K issues. The Triumph products use a four-digit identifier and therefore, the Company believes the Triumph products are Y2K compliant.

     The Company's cost of addressing Y2K has been insignificant to date. The financial impact of making any additional systems changes, or other remediation efforts, if any, cannot be known precisely at this time, but it is not expected to be material to the Company's financial position, results of operations, or cash flows.

     In addition, the Company has identified and prioritized and is communicating with material third parties to determine their Y2K status and any probable impact on them. The Company will continue to track and evaluate its long-term relationships with material third parties based on the responses it receives from such persons and on information learned from other sources. If any of the Company's material third parties are not Y2K ready and such non-compliance causes a material disruption to any of their respective businesses, the Company's business could be materially adversely affected. Disruptions could include, among other things: the failure of a material third party's business; a financial institution's inability to take and transfer funds; an interruption in delivery of supplies from vendors; a loss of voice and data connections; a loss of power to the Company's facilities; and other interruptions in the normal course of the Company's operations, the nature and extent of which the Company cannot foresee. The Company will continue to evaluate the nature of these risks, but at this time the Company is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, that it may have on the Company. If a significant number of material third parties experience failures in their computer systems or operations due to Y2K non-compliance, it could affect the Company's ability to process transactions or otherwise engage in similar normal business activities. For example, while the Company expects its internal systems to be Y2K ready, the Company and its customers will be dependant upon the Y2K readiness of many providers of communications services and in turn, those providers' vendors and suppliers. If, for example, such providers and others are not Y2K ready, the Company and its customers may not be able to send and receive data and electronic transmissions, which would have a material adverse effect on the business and revenues of the Company and its customers. While many of these risks are outside the Company's control, the Company has instituted a process to identify material third parties and to address any non-compliance issues.

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

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served by the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     On  January  1,  1998,  the  Company  adopted  SFAS  No.  130,   "Reporting
Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains and losses on investment securities net of taxes and is presented in the consolidated statements of stockholders' equity (deficiency) and comprehensive income; it does not affect the Company's financial position or results of operations.

     On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position but does affect the disclosure of segment information.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of forecasted transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until June 15, 2000. We are currently evaluating the impact of SFAS No. 133.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     This section provides biographical information about each of the Company's directors and executive officers.

IRWIN L. GROSS      Irwin  L.  Gross  has  been  the  Chairman  of the  Board of
(Age 55)            Directors and Chief  Executive  Officer of the Company since
                    May 18,  1999 and  Chairman  of the Board of  Directors  and
                    Chief Executive Officer of GTL since September 1998. He is a founder of ICC  Technologies,  Inc., a publicly held company listed on the NASDAQ  National  Market,  which is  currently engaged in Internet  related  technology,  and  Chairman and
                    Director of ICC from May 1984 to July 1998. In addition, Mr.
                    Gross   served   as   the   Chief   Executive   Officer   of
                    Engelhard/ICC, a joint venture between ICC and Engelhard. Mr
                    Gross  became a director  of  ORBIT/FR  in December of 1998, which is a publicly held company  specializing in the design and manufacture of  sophisticated  automated  microwave test
                    measurement   systems   for  the   wireless   communication,
                    satellite and aerospace industries. Mr. Gross was also a founder of Interdigital Company (AMEX) and served as a Director and Executive Vice President until April 1984. Mr.
                    Gross has served as a consultant to, investor in and director of, numerous publicly held and private companies.
                    Mr. Gross also serves on the board of directors of several charitable organizations. Mr. Gross has a Bachelor of Science degree in Accounting from Temple University and a Juris Doctor degree from Villanova University.

STEPHEN SCHACHMAN   Stephen  Schachman  became a Director  of the Company on May
(Age 55)            18,  1999  and  presently  is a  private  consultant  to the
                    Company. Since 1995, Mr. Schachman has been the owner of his own consulting firm, Public Affairs Management, which is located in the suburban Philadelphia area. From 1992 to 1995, Mr. Schachman was an executive officer and consultant to Penn Fuel Gas Company, a supplier of natural gas products. Prior thereto, he was an attorney with the Philadelphia law firm Dilworth, Paxson, Kalish & Kaufman.
                    Mr.  Schachman was also an Executive  Vice President of Bell
                    Atlantic Mobile System and prior thereto President of the Philadelphia Gas Works, the largest municipally owned gas company in the United States. Mr. Schachman has a Bachelor of Arts degree from the University of Pennsylvania and Juris
                    Doctor degree from the Georgetown University Law School. Mr.
                    Schachman has been a Director of GTL since September 1998.

MOSHE M. PORAT      M. Moshe  Porat  became a Director of the Company on May 18,
(Age 52)            1999 and since  September 1996 has served as the Dean of the
                    School of Business and Management at Temple  University.  He
                    is the  Chairholder of the Joseph E. Boettner  Professorship
                    in Risk  Management and Insurance.  From 1988 to 1996 he was
                    Chairman of the Risk  Management,  Insurance  and  Actuarial
                    Science  Department  at Temple  University.  He received his undergraduate  degree  in  economics  and  statistics  (with distinction)  from Tel Aviv  University.  His MBA (Magna Cum
                    Laude) is from the Recanati Graduate School of Management at
                    Tel Aviv  University.  He  completed  his  doctoral  work at
                    Temple  University.  Prior to his academic  work,  Dr. Porat served as deputy  general  manager of a large  international
                    insurance   brokerage  firm  and  insurance  company  as  an
                    economic and  financial  consultant.  Dr. Porat has authored several monographs on captive insurance  companies and their use in risk management,  has published  numerous articles on
                    captive  insurance  companies,   self  insurance  and  other
                    financial and risk topics, has served as an expert witness and has won several awards. Dr. Porat holds the CPCU professional designation and is a member of ARIA (American

                    Risk and Insurance Association), IIS (International Insurance Society), RIMS (Risk and Insurance Management Society) and Society of CPCU. Dr. Porat has been a Director of GTL since September 1998.

MORRIS C. AARON     Morris C. Aaron has served as the Executive  Vice  President
(Age 35)            and Chief Financial Officer of the Company and as a Director
                    of the Company since May 18, 1999. Since September 25, 1998, he has served as the Chief  Financial  Officer of GTL. Prior to his  involvement  in GTL,  from January 1996 to September
                    1998,  Mr.  Aaron  was  the  Chief  Financial   Officer  and
                    Treasurer  of  Employee  Solutions,  Inc.,  a  publicly-held company listed on the NASDAQ National  Market.  From 1986 to
                    1996, Mr. Aaron was with the firm of Arthur Andersen, LLC in the corporate finance and corporate restructuring group. Mr.
                    Aaron  holds  a   Bachelors   Degree  in   Accounting   from
                    Pennsylvania   State   University,   a  MBA  from   Columbia
                    University and is a Certified Public Accountant in the State of New York.

FRANK E. GOMER      Dr.  Frank  Gomer  has  served  as the  President  and Chief
(Age 51)            Operating  Officer of the  Company  and as a Director of the
                    Company since May 18, 1999.  From October 1, 1998 to May 18,
                    1999, Dr. Gomer served as President of IED and from February
                    10, 1997 to October 1, 1998 he served as Vice  President  of
                    Engineering  and  Operations of GTL. Prior to joining GTL in
                    1997, Dr. Gomer was responsible  for all electronic  display
                    systems   developed  and   manufactured   by  Honeywell  Air
                    Transport  Systems  Division.  From 1986 to 1997,  he held a
                    series  of  senior   engineering   and  program   management
                    positions with Honeywell. Dr. Gomer has a Bachelor of Science degree from Colgate University and a Doctor of Philosophy degree from Washington University in St. Louis.

WILBUR RINER, SR.   Mr. Riner has served as an Executive  Vice  President of the
(Age 72)            Company since May 18, 1999. Mr. Riner co-founded the Company with his son, James Riner, in 1986. From 1986 to 1999, he served as Chief Executive Officer and Chairman of the Board of Directors of the Company, and from 1997 to 1999, he served as President of the Company. Prior to forming the Company, from 1984 to 1986, Mr. Riner was the Chief
                    Executive Officer of Asher Technologies, a manufacturer of telecommunications products. Prior to 1984, Mr. Riner served as Executive Vice President for OKI Telecom's operations in the United States and Vice President/United States Sales and
                    Marketing for Mitel Corp.  and General  Manager of ITT North
                    Microsystems for ITT Telecommunication.

     The Company's directors hold office until the next annual meeting of stockholders following their election or appointment and until their successors are elected and qualified or until their prior resignation. The Company's executive officers hold office subject only to the authority of the Board of Directors.

     Each non-employee director of the Company is paid $1,000 for attendance at each meeting of the Board of Directors and $500 for participating in each telephonic Board meeting. In addition, the Company reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors. On June 11, 1999, Mr. Schachman and Dr. Porat were each granted a non-qualified option under the 1995 Stock Option for Non-Employee Directors Plan to acquire 30,000 shares of the Company's Common Stock at an exercise price of $2.25 per share. All options granted to non-employee directors vest in equal annual installments beginning June 11, 2000 and ending June 11, 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the eight-month Transition Period, all reports on Forms 3, 4 and 5 were filed in a timely fashion, except for Mr. Wilbur Riner's Annual Statement of Beneficial Ownership of Securities on Form 5 for the Transition Period, which will be filed late.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for the Transition Period ended June 30, 1999 and the Company's last two fiscal years ended December 31, 1998 and 1997, with respect to compensation paid or accrued by the Company to the Company's Chief Executive Officer and to each of the most highly compensated other executive officers whose combined salary and bonus compensation for 1999 exceeded $100,000.

                                                                                      LONG TERM
                                                  ANNUAL COMPENSATION               COMPENSATION
                                                  -------------------               ------------
                                                                                       AWARDS
                                                                          OTHER        ------
                                                                          ANNUAL     SECURITIES
                                                                       COMPENSATION  UNDERLYING
     NAME AND PRINCIPAL POSITION            YEAR  SALARY($)  BONUS($)       ($)      OPTIONS (#)
     ---------------------------            ----  ---------  --------  ------------  -----------
Irwin L. Gross, Chairman of the Board (1)   1999        --      --           --             --

Frank E. Gomer, President and               1999    21,348      --           --         50,000
  Chief Operating Officer (1)

Morris C. Aaron, Executive Vice             1999    14,884      --           --         50,000
  President and Chief Financial Officer (1)

Wilbur L. Riner, Sr., Executive Vice        1999   104,000      --        3,600(5)      25,000
  President, Business Development (2)       1998   156,000      --       22,900(5)     100,000
                                            1997   104,322      --       23,400(5)     100,000

James E. Riner, Vice President,             1999    94,031(3)   --        2,400(5)      10,000
  Engineering                               1998    91,790      --        3,600(5)      25,000
                                            1997    86,790      --        3,600(5)      25,000

Bryan Carr, Vice President,                 1999    70,000      --        2,800(5)          --
  Finance and Chief Financial Officer (4)   1998   120,000      --       15,301(5)      50,000
                                            1997   101,667      --       30,171(5)      80,000

(1) Pursuant to the GTL Transaction, on May 18, 1999 Mr. Gross became the Chairman of the Board of Directors, Mr. Aaron was appointed Executive Vice President and Chief Financial Officer and Dr. Gomer was appointed President and Chief Operating Officer of the Company. Mr. Aaron is also employed by GTL, the parent company of TNCi, and devotes approximately 40% of his time to GTL and receives a comparable portion of his compensation from GTL.
(2) Served as Chairman, President and Chief Executive Officer of the Company until May 18, 1999.
(3)  Includes approximately $14,000 for moving expenses.
(4)  Bryan Carr's employment was terminated on May 31, 1999.
(5)  Consists of the following:

                                           AUTOMOBILE     COMMISSIONS
      NAME                         YEAR    ALLOWANCE($)       ($)       TOTAL($)
      ----                         ----    ------------   -----------   --------
Wilbur L. Riner, Sr.               1999       3,600             --        3,600
                                   1998       5,400         17,500       22,900
                                   1997       5,400         18,000       23,400

James E. Riner                     1999       2,400             --        2,400
                                   1998       3,600             --        3,600
                                   1997       3,600             --        3,600

Bryan Carr                         1999       2,800             --        2,800
                                   1998       4,800         10,501       15,301
                                   1997       5,000         25,171       30,171

     Mr. Wilbur Riner and Mr. Carr, from time to time, have provided significant assistance to the Company's sales and marketing staff in effecting sales of the Company's products, for which sales they received commission compensation.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table sets forth certain information with respect to the exercise of stock options by each of the named executive officers during the Transition Period, and the fiscal year-end value of unexercised options for the same period.

                                  NO. OF SECURITIES         VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED          IN-THE-MONEY
                                     OPTIONS/SARS               OPTIONS/SARS
                                 AT TRANSITION PERIOD       AT TRANSITION PERIOD
                                 ENDED JUNE 30, 1999        ENDED JUNE 30, 1999
                                     EXERCISABLE/               EXERCISABLE/
      NAME                          UNEXERCISABLE              UNEXERCISABLE
      ----                      ----------------------      --------------------
Frank E. Gomer                      10,000/40,000                    -- (1)
Morris C. Aaron                     10,000/40,000                    -- (1)
Wilbur L. Riner, Sr.                    --/40,000                    -- (1)
James E. Riner                      12,500/54,348             $3,125/-- (1)

(1) If no value is indicated, these options did not have an exercise price less than the closing bid price per share of the Common Stock on the NASDAQ SmallCap Market at June 30, 1999.

OPTION GRANTS IN 1999

     The following table sets forth certain information with respect to individual grants of stock options made to the named executive officers during the Transition Period.

                          NO. OF SHARES   PERCENT OF TOTAL
                            UNDERLYING    OPTIONS GRANTED   EXERCISE  EXPIRATION
       NAME              OPTIONS GRANTED  TO EMPLOYEES (1)    PRICE      DATE
       ----              ---------------  ----------------  --------  ----------
Frank E. Gomer (2)            50,000           14.50%         $2.25    6/11/09
Morris C. Aaron (2)           50,000           14.50%          2.25    6/11/09
Wilbur L. Riner, Sr. (3)      25,000            7.25%          2.25    6/11/09
James E. Riner (4)            10,000            2.90%          2.25    6/11/09

(1) Represents the closing bid price of the Common Stock on the grant date of June 11, 1999.
(2) The qualified options vest as follows 10,000 on the grant date of June 11, 1999 and thereafter 10,000 vest on June 11, 2000, June 11, 2001, June 11, 2002, and June 11, 2003.
(3) The qualified options vest 12,500 on June 11, 2000 and 12,500 on June 11, 2001.
(4) The qualified options vest 2,500 on June 11, 2000, June 11, 2001, June 11, 2002 and June 11, 2003.

EMPLOYMENT ARRANGEMENTS

     Wilbur L. Riner serves as Executive Vice President Business Development pursuant to the terms of an employment agreement that terminates on May 18, 2001. Mr. Riner receives a minimum annual base salary of $156,000 per year. The employment agreement provides for a severance payment in the event Mr. Riner's employment is terminated by the Company other than for "cause" as defined in the agreement. The severance payment amount would be equal to the lesser of his base annual salary or Mr. Riner's base salary for the remaining term of the Agreement. The employment agreement also provides that the Company may pay other incentive compensation as may be set by the Board of Directors from time to time and for such other fringe benefits as are paid to other executive officers of the Company.

     James E. Riner serves as Vice President Engineering and Programs pursuant to the terms of an employment agreement that terminates on October 31, 2001. Mr. Riner receives a minimum annual base salary of $140,000 per year. The employment agreement provides for a severance payment in the event that the Company terminates Mr. Riner's employment other than for "cause" as defined in the agreement. The severance payment amount would be equal to the lesser of his base annual salary or his base salary for the remaining term of the Agreement. The employment agreement also provides that the Company may pay other incentive compensation as may be set by the Board of Directors from time to time and for such other fringe benefits as are paid to other executive officers of the Company.

     Bryan Carr served as Vice President Finance, Treasurer, Chief Financial Officer and Chief Operating Officer of the Company until May, 1999 pursuant to the terms of an employment agreement providing for a minimum annual base salary of $120,000 per year and for commissions of .5% for net sales that exceed $500,000 in any calendar month. The employment agreement also provides for a severance payment in the event of termination due to certain events; including a change-in-control or the disposition of substantially all of the business and/or assets of the Company and any event which has the effect of significantly reducing the duties or authority of Mr. Carr. The severance payment amount would equal the greater of, the present value of his base annual salary for one year or the remainder of his term. The employment agreement also provides that the Company may pay other incentive compensation as may be set by the Board of Directors from time to time and for such other fringe benefits as are paid to other executive officers of the Company. The Company does not believe any additional amounts are due to Mr. Carr under the agreement.

     Dr. Frank Gomer serves as President and Chief Operating Officer of the Company pursuant to the terms of an employment agreement that terminates on June 10, 2001. Dr. Gomer receives a minimum annual base salary of $215,000. Beginning June 11, 1999 and ending June 11, 2003, Dr. Gomer also receives 50,000 10-year options under the Company's Stock Option Plan, which vest in increments of 10,000 options per year pursuant to the terms and conditions of the employment agreement. The employment agreement also provides for a severance payment in the event that the Company terminates Dr. Gomer other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event the Company terminates Dr. Gomer due to a termination of the Company's business as defined in the employment agreement or upon termination without cause following a change in control. In either such event, Dr. Gomer would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that the company may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month.

     Morris C. Aaron serves as Executive Vice President and Chief Financial Officer pursuant to the terms of an employment agreement that terminates on June 10, 2001. Mr. Aaron receives a minimum annual base salary of $215,000. Beginning June 11, 1999 and ending June 11, 2003, Mr. Aaron also receives 50,000 10-year options under the Company's Stock Option Plan, which vest in increments of 10,000 options per year pursuant to the terms of the employment agreement. The employment agreement provides for a severance payment in the event that the Company terminates Mr. Aaron other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event the Company terminates Mr. Aaron due to a termination of the Company's business as defined in the employment agreement. In the event of the termination of the Company's business, Mr. Aaron would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that the company may pay other incentive compensation as may be set by the Board of Directors from time to time, and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month.

REPORT ON REPRICING OF OPTIONS

     On June 11, 1999, the Company cancelled existing options to purchase 20,000 shares of Common Stock previously granted to Wilbur Riner, Sr. at an exercise price of $8.75 per share. The Company repriced these options and granted Mr. Riner incentive stock options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $2.50 per share, half of which vest on the first anniversary of the date of grant and half of which vest on the second anniversary of the date of grant. The Company repriced these options in connection with the GTL Transaction to provide additional incentive to Mr. Riner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of October 8, 1999, with respect to the number of shares of the Company's Common Stock and Preferred Stock beneficially owned by individual directors, by all of the Company's directors and officers as a group, and by persons known by the Company to own more than 5% of the Company's Common Stock and Preferred Stock. The Company has no other class of voting stock outstanding.

     All information with respect to beneficial ownership has been furnished by the respective director, executive officer or five percent beneficial owner, as the case may be. Beneficial ownership of the Common Stock and Preferred Stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Exchange Act. Except as otherwise described below, all shares of Common Stock and Preferred Stock are owned directly and the indicated person has sole voting and investment power.

                                       SHARES OF                    SHARES OF
                                        COMMON                      PREFERRED
                                         STOCK       PERCENT OF       STOCK       PERCENT OF
    NAME AND ADDRESS OF               BENEFICIALLY     COMMON      BENEFICIALLY   PREFERRED
     BENEFICIAL OWNER                   OWNED (1)      STOCK        OWNED (1)       STOCK
     ----------------                 ------------   ----------    ------------   ----------
Irwin L. Gross                          66,667           1%            -0-           -0-
1811 Chestnut Street, Suite 120
Philadelphia, Pennsylvania 19103
Chairman of the Board of Directors

Morris C. Aaron (1)                     10,000           *             -0-           -0-
222 North 44th Street
Phoenix, Arizona 85034
Director, Executive Vice President
and Chief Financial Officer

Frank E. Gomer (2)                      10,000           *             -0-           -0-
222 North 44th Street
Phoenix, Arizona 85034
Director, President
and Chief Operating Officer

Wilbur Riner, Sr. (3)                   11,100           *             -0-           -0-
1324 Union Hill Road
Alpharetta, Georgia  30201
Director, Executive Vice President
Business Development

Dr. Moshe M. Porat                        -0-           -0-            -0-           -0-
1811 Chestnut Street, Suite 120
Philadelphia, Pennsylvania 19103
Director

Stephen Schachman                         -0-           -0-            -0-           -0-
1811 Chestnut Street, Suite 120
Philadelphia, Pennsylvania 19103
Director

Global Technologies, Ltd.(4)          3,011,764        47.0      2,497,700           100(5)
222 North 44th Street
Phoenix, Arizona  85034

Barbara Riner (6)                       514,543         8.0            -0-           -0-
1324 Union Hill Road
Alpharetta, Georgia  30201

All directors and executive officers
as a group (6 persons)                   31,100          *             -0-           -0-

----------
* Less than 1%

(1) Includes options currently exercisable to acquire 10,000 shares of the Company's Common Stock.

(2) Includes options currently exercisable to acquire 10,000 shares of the Company's Common Stock.

(3) Does not include 490,120 shares held by Barbara Riner, the wife of Wilbur Riner. Also does not include options exercisable to purchase an aggregate of 24,423 shares held by Barbara Riner. Mr. Riner has disclaimed all beneficial interest in the shares held by his wife. Includes options currently exercisable to acquire 11,100 shares of the Company's Common Stock.

(4) Includes 1,155,899 shares of Common Stock issuable upon conversion of certain shares of Series B Stock held by GTL and 310,000 shares of Common Stock issuable upon exercise of warrants. Does not include 18,317,571 shares of Common Stock issuable as of July 23, 1999 upon conversion of (i) the balance of the Series B Stock, (ii) the Series C Stock, (iii) the Series D Stock and (iv) certain secured debt for which there is not a sufficient number of authorized Common Stock available. On September 17, 1999, the stockholders of the Company approved an increase in the amount of authorized shares contained in the Company's Articles of Incorporation. The Company is in the process of amending its Articles of Incorporation to permit it to issue the shares of Common Stock issuable upon conversion of the Series B Stock, the Series C Stock, the Series D Stock and for certain secured debt. Includes 490,120 shares held by Barbara Riner which are subject to a proxy in favor of two officers of GTL.

(5) Does not include the shares of Series C Preferred Stock issuable upon conversion of certain convertible debt.

(6) Includes options currently exercisable to acquire 24,423 shares of the Company's Common Stock. Barbara Riner is the wife of Wilbur Riner. Does not include options to acquire 11,100 shares of the Company's Common Stock held by Wilbur Riner. Ms. Riner has disclaimed beneficial interest in the shares held by her husband.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's Chief Executive Officer is a principal of Ocean Castle Investments, LLC ("Ocean Castle") which maintains administrative offices for the Company's Chief Executive Officer and certain other employees of GTL. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of GTL. The rights and obligations of Ocean Castle under the agreements were assumed by the Company in connection with the Transaction. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 33,333 shares of Class A common stock of GTL at an exercise price of $4.50. As of June 30, 1999, the Company determined that the consulting agreements had no future value due to the Company's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999 and no future services will be utilized. Accordingly, the Company recorded a charge to general and administrative expenses in the Transition Period of $1.6 million representing the balance due under such contracts.

     In August 1999, the Company executed a separation and release agreement with a shareholder and former officer of the Company, pursuant to which the Company paid approximately $85,000 in the form of unregistered shares of the Company's common stock.

     In June 1999, the Company loaned to a vice president, $75,000 for the purpose of assisting in a corporate relocation to the Company's headquarters in Phoenix, Arizona. Such loan is secured by assets of the employee. The note matures in August 2009 and bears an interest rate of approximately 5%.

     GTL had an Intellectual Property License and Support Services Agreement (the "License Agreement") for certain technology with FortuNet, Inc. ("FortuNet"). FortuNet is owned by a principal stockholder and previous director of GTL. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. GTL was required to pay FortuNet $100,000 commencing in October 1994 and continuing through November 2002. The Company paid FortuNet $100,000 during each of the years ended October 31, 1998 and 1997. As of October 31, 1998, the remaining commitment of $400,000 is included in accrued liabilities on the balance sheet. The Company assumed this liability in connection with the Transaction. Subsequent to June 30, 1999, the Company agreed to a termination of this agreement and paid FortuNet $100,000 plus legal fees. During the Transition
Period ended June 30, 1999, the Company had revised its estimated accrual to $200,000 which is included in accrued liabilities at June 30, 1999.

     During the year ended October 31, 1998, GTL extended by one year a consulting agreement with a former officer of GTL pursuant to which GTL will pay $55,000 for services received during the period November 1999 through October 2000. The Company has assumed the liability for the consulting agreement in connection with the Transaction in the amount of $73,000 which is included in accrued liabilities at June 30, 1999.

     During the year ended October 31, 1998, GTL executed severance and consulting agreements with three former officers, pursuant to which GTL paid the former officers and set aside restricted funds in the amounts of $3,053,642 and $735,000, respectively. The consulting agreements all expire by September 1999. Payments totaling $735,000 have been and continue to be made from restricted cash of GTL through September 1999. Expenses associated with these agreements were charged to general and administrative expenses in the year ended October 31, 1998.

     During the year ended October 31, 1996, GTL executed severance agreements with three former officers pursuant to which the Company will pay severance of $752,500 over a three-year period. As of June 30, 1999 and October 31, 1998, $18,000 and $55,000 remained to be paid under these agreements. Such liabilities were assumed by the Company in connection with the Transaction.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B.

EXHIBIT
NUMBER                             DESCRIPTION                         REFERENCE
-------                            -----------                         ---------
   2.1        Asset Purchase and Sale Agreement with Interactive Flight
              Technologies, Inc., dated April 29, 1999                    (1)

   2.2        First Amendment to Asset Purchase and Sale Agreement,
              dated as of May 14, 1999                                    (1)

   3.1        Articles of Amendment to the Articles of Incorporation
              regarding Series D Preferred Stock May 17, 1999              *

   3.2        Amended and Restated Bylaws of Registrant                   (2)

  10.1        Employment Agreement, dated October 31, 1998, by and
              between the Registrant and Wilbur L. Riner                  (3)

  10.2        Addendum and Modification to Employment Agreement, dated
              May 14, 1999, by and between Registrant and Wilbur L. Riner  *

  10.3        Employment Agreement, dated October 31, 1998, by and
              between the Registrant and James E. Riner                   (3)

  10.4        Addendum and Modification to Employment Agreement, dated
              May 14, 1999, by and between Registrant and James E. Riner   *

  10.5        Employment Agreement, dated October 31, 1998, by and
              between the Registrant and Bryan R. Carr                    (3)

  10.6        Employment Agreement, effective June 11, 1999, by and
              between Registrant and Frank Gomer                           *

  10.7        Employment Agreement, effective June 11, 1999, by and
              between Registrant and Morris C. Aaron                       *

  10.8        Promissory Note, dated September 1, 1994, make by the
              Company to the order of Wilbur Riner.                       (4)

  10.9        Promissory Note, dated September 1, 1994, made by the
              Company to the order of James Riner                         (4)

 10.10        1994 Employee Stock Option Plan, including form of Stock
              Option Agreement                                            (4)

 10.11        1995 Stock Option Plan for Non-Employee Directors           (5)

 10.12        Securities Purchase Agreement dated as of October 23,
              1998, between the Shaar Fund Ltd. (the "Shaar") and the
              Registrant                                                  (6)

 10.13        Registration Rights Agreement dated as of October 23,
              1998, between the Shaar and the Registrant                  (6)

 10.14        Warrant Agreement dated October 23, 1998, between Shaar
              and the Registrant                                          (6)

 10.15        Securities Purchase Agreement dated as of December 28,
              1998, between Cache Capital and the Registrant              (3)

 10.16        Registration Rights Agreement dated as of December 28,
              1998, between Cache Capital and the Registrant              (3)

 10.17        Letter of Intent, dated as of February 4, 1999, among
              The Network Connection, Inc. and Interactive Flight
              Technologies, Inc.                                          (3)

 10.18        Securities Purchase Agreement, dated as of May 10, 1999,
              between the Company and IFT                                 (7)

 10.19        Secured Promissory Note, dated January 25, 19999, made
              in favor of IFT                                             (7)

 10.20        First Allonge to Secured Promissory Note, dated May 10,
              1999, made in favor of IFT                                  (7)

 10.21        Second Allonge to Secured Promissory Note, dated May 10,
              1999, made in favor of IFT                                  (7)

 10.22        Third Allonge to Secured Promissory Note, dated May 10,
              1999, made in favor of IFT                                  (7)

 10.23        Fourth Allonge to Secured Promissory Note, dated May 10,
              1999, made in favor of IFT                                  (7)

 10.24        Amendment No. 1 to Registration Rights Agreement, dated
              May 10, 1999, between the Company and IFT                   (7)

 10.25        Fifth Allonge to Secured Promissory Note, dated July 16,
              1999, made in favor of IFT                                   *

 10.26        Sixth Allonge to Secured Promissory Note, dated August
              9, 1999, made in favor of IFT                                *

 10.27        Seventh Allonge to Secured Promissory Note, dated August
              24, 1999, made in favor of IFT                               *

 10.28        Revolving Credit Note in the aggregate amount of Five
              Million Dollars ($5,000,000) in favor of IFT                 *

 16.          Letter on Change in Certifying Accountant                   (8)

 23.          Consent of KPMG LLP                                          *

 27.          Financial Data Schedule                                      *

----------
*    Filed herewith

(1) Incorporated by reference, filed with the Company's Current Report on Form 8-K dated May 18, 1999.

(2) Incorporated by reference, filed as an exhibit with the Company's Current Report on Form 8-K on June 21, 1996.

(3) Incorporated by reference, filed as an exhibit with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(4)  Incorporated  by  reference,   filed  as  an  exhibit  with  the  Company's
     Registration Statement on Form SB-2 on October 26, 1994. SEC File No. 33-85654.

(5) Incorporated by reference, filed as an exhibit with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(6) Incorporated by reference, filed as an exhibit with the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998 on November 16, 1998.

(7) Incorporated by reference, filed as an exhibit with the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999.

(8) Incorporated by reference, filed as an exhibit with the Company's Current Report on Form 8-K dated July 30, 1999.

     (b)  CURRENT REPORTS ON FORM 8-K

     We filed two reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1999. The following table contains information with respect to that filing:

                                                   FINANCIAL
                                                   STATEMENTS        DATE OF
         ITEM(S) REPORTED                            FILED        EVENT REPORTED
         ----------------                          ----------     --------------
Acquisition of Assets of Interactive
Flight Technologies, Inc.                             Yes*         May 18, 1999
Change in Fiscal Year                                  No          June 11, 1999
Change in Certifying Accountants                       No         August 2, 1999

----------
* Required financial statements were filed with an amendment to the Form 8-K on July 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE NETWORK CONNECTION, INC.


Dated: October 13, 1999                 By /s/ Irwin L. Gross
                                           ---------------------------
                                           Irwin L. Gross
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                        Date
         ---------                      -----                        ----

/s/ Irwin L. Gross             Chairman of the Board            October 13, 1999
---------------------------
Irwin L. Gross


/s/ Morris C. Aaron            Executive Vice President,        October 13, 1999
---------------------------    Chief Financial Officer and
Morris C. Aaron                Director


/s/ Frank E. Gomer             President, Chief Operating       October 13, 1999
---------------------------    Officer and Director
Frank E. Gomer


/s/ Wilbur L. Riner, Sr.       Executive Vice President         October 13, 1999
---------------------------    and Director
Wilbur L. Riner, Sr.


/s/ Stephen M. Schachman       Director                         October 13, 1999
---------------------------
Stephen M. Schachman


/s/ M. Moshe Porat             Director                         October 13, 1999
---------------------------
M. Moshe Porat

                          THE NETWORK CONNECTION, INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report .............................................   F-2

Balance Sheets as of June 30, 1999 and October 31, 1998 ..................   F-3

Statements of Operations for the Transition Period Ended June 30, 1999
  and the Years Ended October 31, 1998 and 1997 ..........................   F-4

Statements of Cash Flows for the Transition Period Ended June 30, 1999
  and the Years Ended October 31, 1998 and 1997 ..........................   F-5

Statements of Stockholders' Equity (Deficiency) and Comprehensive Income
  for the Transition  Period Ended June 30, 1999 and the Years Ended
  October 31, 1998  and 1997 .............................................   F-6

Notes to Financial Statements ............................................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
The Network Connection, Inc.:

We have audited the accompanying balance sheets of The Network Connection, Inc. as of June 30, 1999 and October 31, 1998 and the related statements of operations, changes in stockholders' equity (deficiency) and comprehensive income and cash flows for the Transition Period ended June 30, 1999 and each of the years in the two year period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Network Connection, Inc. at June 30, 1999 and October 31, 1998 and 1997 and the results of its operations and its cash flows for the Transition Period ended June 30, 1999 and each of the years in the two year period ended October 31, 1998, in conformity with generally accepted accounting principles.


                                               /s/ KPMG LLP

Phoenix, Arizona
October 12, 1999

                          THE NETWORK CONNECTION, INC.

                                 BALANCE SHEETS

                                                                   JUNE 30,       OCTOBER 31,
                             ASSETS                                  1999           1998
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents                                      $  2,751,506    $     14,348
  Restricted cash                                                     446,679         437,502
  Investment securities                                               302,589              --
  Accounts receivable, net                                             75,792       1,130,648
  Notes receivable from related parties                                98,932              --
  Inventories, net                                                  1,400,000       1,005,427
  Prepaid expenses                                                    169,429          44,695
  Assets held for sale                                                800,000              --
  Other current assets                                                173,999         270,225
                                                                 ------------    ------------
       Total current assets                                         6,218,926       2,902,845
Note receivable from related party                                     75,000              --
Property and equipment, net                                         1,338,580         780,035
Intangibles, net                                                    7,119,806              --
Other assets                                                              150         555,150
                                                                 ------------    ------------

       Total assets                                              $ 14,752,462    $  4,238,030
                                                                 ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                               $  1,681,771    $    891,242
  Accrued liabilities                                               2,209,682       3,280,378
  Deferred revenue                                                    365,851         453,022
  Accrued product warranties                                               --       5,369,008
  Current maturities of long-term debt                                 24,391              --
  Notes payable to related parties                                     68,836              --
                                                                 ------------    ------------
       Total current liabilities                                    4,350,531       9,993,650
Notes payable                                                       3,467,045              --
Due to affiliate                                                    1,647,692              --
                                                                 ------------    ------------
                    Total liabilities                               9,465,268       9,993,650
                                                                 ------------    ------------
Commitments and contingencies

Stockholders' equity (deficiency):
  Series B preferred stock par value $0.01 per share,
   1,500 shares authorized, issued and outstanding                         15              --
  Series C preferred stock par value $0.01 per share,
   1,600 shares authorized; 800 shares issued and outstanding               8              --
  Series D preferred stock par value $0.01 per share,
   2,495,400 authorized, issued and outstanding                        24,954              --
  Common stock par value $0.001 per share, 10,000,000 shares
     authorized; 6,339,076 issued and outstanding                       6,339              --
  Additional paid-in capital                                       88,316,945              --
  Contributed capital in excess of par value                               --      79,618,459
  Accumulated other comprehensive income:
     Net unrealized loss on investment securities                        (526)             --
  Accumulated deficit                                             (83,060,541)    (85,374,079)
                                                                 ------------    ------------
       Total stockholders' equity (deficiency)                      5,287,194      (5,755,620)
                                                                 ------------    ------------

       Total liabilities and stockholders' equity (deficiency)   $ 14,752,462    $  4,238,030
                                                                 ============    ============

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.

                            STATEMENTS OF OPERATIONS

                                                         TRANSITION
                                                        PERIOD ENDED
                                                          JUNE 30,         YEAR ENDED OCTOBER 31,
                                                            1999            1998            1997
                                                        ------------    ------------    ------------
Revenue:
  Equipment sales                                       $    875,957    $ 18,038,619    $ 10,524,828
  Service income                                              82,650         778,343         575,881
                                                        ------------    ------------    ------------
                                                             958,607      18,816,962      11,100,709
                                                        ------------    ------------    ------------
Costs and expenses:
  Cost of equipment sales                                  1,517,323      15,523,282      24,646,334
  Cost of service income                                         480          13,789         232,126
  Provision for doubtful accounts                             28,648              --         216,820
  Research and development expenses                               --       1,092,316       7,821,640
  General and administrative expenses                      3,703,633       9,019,872      12,574,223
  Special charges                                            521,590         400,024      19,649,765
  Reversal of warranty, maintenance and
    commission accruals                                   (7,151,393)             --              --
  Bad debt recoveries                                             --              --      (1,064,284)
                                                        ------------    ------------    ------------
                                                          (1,379,719)     26,049,283      64,076,624
                                                        ------------    ------------    ------------

       Operating income (loss)                             2,338,326      (7,232,321)    (52,975,915)

Other:
  Interest expense                                           (83,029)        (11,954)        (13,423)
  Interest income                                             77,682          53,465              --
  Other income (expense)                                      11,226          10,179        (203,649)
                                                        ------------    ------------    ------------

       Net income (loss)                                   2,344,205      (7,180,631)    (53,192,987)

Cumulative dividend on preferred stock                       (30,667)             --              --
                                                        ------------    ------------    ------------

Net income (loss) attributable to common stockholders   $  2,313,538    $ (7,180,631)   $(53,192,987)
                                                        ============    ============    ============

Basic net income (loss)  per common share               $       0.97    $      (6.80)   $     (50.38)
                                                        ============    ============    ============

Weighted average number of shares outstanding              2,387,223       1,055,745       1,055,745
                                                        ============    ============    ============

Diluted net income (loss) per common share              $       0.13    $      (6.80)   $     (50.38)
                                                        ============    ============    ============
Weighted average number of common and
 dilutive shares outstanding                              18,543,707       1,055,745       1,055,745
                                                        ============    ============    ============

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.

                            STATEMENTS OF CASH FLOWS

                                                              TRANSITION
                                                             PERIOD ENDED
                                                               JUNE 30,         YEAR ENDED OCTOBER 31,
                                                                 1999            1998           1997
                                                             ------------    ------------    ------------
Cash flows from operating activities:
 Net income (loss)                                           $  2,313,538    $ (7,180,631)   $(53,192,987)
 Adjustments to reconcile net income (loss) to net cash:
  Depreciation and amortization                                   342,544       1,205,361       1,815,779
  Change in inventory valuation allowance                        (892,010)             --       8,297,933
  Special charges                                                 521,590         400,024      19,649,765
  Reversal of warranty, maintenance and commission accurals    (7,151,393)             --              --
  Loss on disposal of equipment                                        --              --         203,649
  Non cash compensation expense                                        --              --         480,749
  Changes in net assets and liabilities, net of effect
   of Transaction:
   Decrease (increase) in accounts receivable                    (482,344)      4,523,470      (5,754,771)
   Decrease (increase) in inventories                           1,897,437       5,105,334     (12,563,721)
   Decrease (increase) in prepaid expenses                       (116,717)         47,428         183,394
   Decrease in other current assets                                78,134         247,549              --
   Increase in other assets                                            --        (411,042)             --
   (Decrease) increase in accounts payable                     (1,449,333)     (4,933,431)      1,673,893
   (Decrease) increase in accrued liabilities                     702,559      (1,758,210)       (584,655)
   (Decrease) increase in deferred revenue                      1,138,048      (1,930,882)      2,383,904
   Increase in accrued product warranties                              --         758,321         836,667
                                                             ------------    ------------    ------------
       Net cash used in operating activities                 $ (3,097,947)   $ (3,926,709)   $(36,570,401)

Cash flows from investing activities:
 Purchases of investment securities                              (302,589)             --              --
 Purchases of property and equipment                              (18,243)        (36,008)    (10,341,561)
 Proceeds from sale of equipment                                       --           3,620              --
 Cash acquired in Transaction                                      23,997              --              --
 Increase in restricted cash                                       (9,177)       (437,502)             --
                                                             ------------    ------------    ------------
       Net cash used in investing activities                 $   (306,012)   $   (469,890)   $(10,341,561)

Cash flows from financing activities:
 Payments on notes payable                                        (58,450)        (80,753)        (53,085)
 Advances from parent                                             805,616              --              --
 Contributed capital                                            5,391,951       4,427,544      47,029,203
 Proceeds from issuance of stock                                    2,000              --              --
                                                             ------------    ------------    ------------
       Net cash provided by financing activities             $  6,141,117    $  4,346,791    $ 46,976,118

Net increase (decrease) in cash and cash equivalents            2,737,158         (49,808)         64,156

Cash and cash equivalents at beginning of year                     14,348          64,156              --
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year                     $  2,751,506    $     14,348    $     64,156
                                                             ============    ============    ============

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.
     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME TRANSITION PERIOD ENDED JUNE 30, 1999 YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                                                   ADDITIONAL
                                      SERIES B    SERIES C   SERIES D    COMMON     PAID-IN
                                      PREFERRED  PREFERRED   PREFERRED   STOCK      CAPITAL
                                      ---------  ---------  ----------   ------   ------------
Balance as of October 31, 1996         $   --     $   --    $       --   $   --   $         --
  Contributed capital                      --         --            --       --             --
  Net loss                                 --         --            --       --             --
                                       ------     ------    ----------   ------   ------------
Balance as of October 31, 1997         $   --     $   --    $       --   $   --   $         --
  Contributed capital                      --         --            --       --             --
  Net loss                                 --         --            --       --             --
                                       ------     ------    ----------   ------   ------------
Balance as of October 31, 1998         $   --     $   --    $       --   $   --   $         --
  Contributed capital                      --         --            --       --             --
  Contribution of advances to capital      --         --            --       --     85,010,410
  Issuance of stock                        15          8        24,954    6,338      3,304,536
  Exercise of stock options                --         --            --        1          1,999
  Comprehensive income (loss):
     Unrealized loss on available for
       sale securities                     --         --            --       --             --
     Net income                            --         --            --       --             --
  Total comprehensive income               --         --            --       --             --
                                       ------     ------    ----------   ------   ------------
Balance as of June 30, 1999            $   15     $    8    $   24,954   $6,339   $ 88,316,945
                                       ======     ======    ==========   ======   ============

                                                       ACCUMULATED
                                                          OTHER       ACCUMULATED       TOTAL
                                         CONTRIBUTED  COMPREHENSIVE    (DEFICIT)     STOCKHOLDERS'
                                           CAPITAL        INCOME        EARNINGS        EQUITY
                                         -----------   ------------   ------------    -----------
Balance as of October 31, 1996          $ 28,161,712   $         --   $(25,000,461)   $ 3,161,251
  Contributed capital                     47,029,203             --             --     47,029,203
  Net loss                                        --             --    (53,192,987)   (53,192,987)
                                         -----------   ------------   ------------    -----------
Balance as of October 31, 1997          $ 75,190,915   $         --   $(78,193,448)   $(3,002,533)
  Contributed capital                      4,427,544             --             --      4,427,544
  Net loss                                        --             --     (7,180,631)    (7,180,631)
                                         -----------   ------------   ------------    -----------
Balance as of October 31, 1998          $ 79,618,459   $         --   $(85,374,079)   $(5,755,620)
  Contributed capital                      5,391,951             --             --      5,391,951
  Contribution of advances to capital    (85,010,410)            --             --             --
  Issuance of stock                               --             --             --      3,335,851
  Exercise of stock options                       --             --             --          2,000
  Comprehensive income (loss):
     Unrealized loss on available for
       sale securities                            --           (526)            --             --
     Net income                                   --             --      2,313,538             --
  Total comprehensive income                      --             --             --      2,313,012
                                         -----------   ------------   ------------    -----------
Balance as of June 30, 1999              $        --   $       (526)  $(83,060,541)   $ 5,287,194
                                         ===========   ============   ============    ===========

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a)  DESCRIPTION OF BUSINESS

          The Network Connection, Inc. (the "Company" or "TNCi") is engaged in the development, manufacturing and marketing of computer-based entertainment and data networks, which provides users access to information, entertainment and a wide array of service options, such as movies, shopping for goods and services, computer games, access the World Wide Web and gambling, where permitted by applicable law. The Company's primary markets for its products are cruise ships, passenger trains, schools and corporate training. Secondary markets include business jets and hotel operators, among others.

     (b)  BASIS OF PRESENTATION

          On May 18, 1999, Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.) ("GTL") received from the Company 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of GTL's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, GTL is considered the accounting acquiror, and although the legal capital structure carries forward, and the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, 10-QSB, among others, as of and for all periods through March 31, 1999, will be replaced with those of IED.

          The Company will continue to file as a SEC registrant and continue to report under the name The Network Connection, Inc. The financial statements as of and for the years ended October 31, 1998 and 1997 reflect the historical results of GTL's IED as previously included in GTL's consolidated financial statements. Included in the results of operations for the eight months ended June 30, 1999 are the historical results of GTL's IED through April 30, 1999, and the results of the post Transaction company for the two months ended June 30, 1999. The Transaction date for accounting purposes is May 1, 1999. Contributed capital reflects the cash consideration paid by GTL to the Company in the Transaction in addition to funding of IED historical operations. GTL will continue to report as a separate SEC registrant, owning the shares of the Company as described above. As of June 30, 1999, the Company is a majority owned subsidiary of GTL whose ownership, through a combination of the Transaction described above and GTL's purchase of Series B 8 % preferred stock of the Company and 110,000 shares of the Company's common stock from third party investors, approximates 78% of the Company on an if-converted common stock basis (See note 15.) The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

     (c)  CHANGE IN FISCAL YEAR-END

          The Company has changed its fiscal  year-end  from December 31 to June
          30. The Transition Period resulting from the change in fiscal year-end is measured from IED's former fiscal year-end of October 31. Accordingly, the eight-month period resulting from this change, November 1, 1998 through June 30, 1999, is referred to as the "Transition Period."

     (d)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (e)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash and cash equivalents.

     (f)  RESTRICTED CASH

          At June 30, 1999 and October 31, 1998, the Company held restricted cash of $446,679 and $437,502, respectively, in a trust fund for payments which may be required under severance agreements with one former executive of GTL. (See note 15.)

     (g)  INVESTMENT SECURITIES

          Investment securities consist of debt securities with a maturity greater than three months at the time of purchase. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") the debt securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported in stockholders' equity, net of tax. The specific identification method is used to compute the realized gains and losses on the debt securities.

     (h)  INVENTORIES

          Inventories consisting principally of entertainment network components are stated at the lower of cost (first-in, first-out method) or market.

     (i)  GOODWILL

          The Company classifies as goodwill the excess of the purchase price over the fair value of the net assets acquired and is amortized over ten years using the straight line method.

     (j)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at the lower of cost or net realizable value. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the underlying lease term or asset life.

     (k)  REVENUE RECOGNITION

          The Company's revenue derived from sales and installation of equipment is recognized upon installation and acceptance by the customer. Fees derived from servicing installed systems is recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts that provide for revenue sharing with customers and/or others is recognized as cash is received in the amount of the Company's retained portion of the cash pursuant to the revenue sharing agreement. Revenue earned pursuant to extended warranty agreements is recognized ratably over the warranty period.

     (l)  DEFERRED REVENUE

          Deferred revenue represents cash received on advance billings of equipment sales as allowed under installation and extended warranty contracts.

     (m)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred except for development costs required by a customer contract. Development costs incurred pursuant to contractual obligations are allocated to deliverable units. These development costs are expensed as cost of goods sold upon installation of the complete product and acceptance by the customer.

     (n)  WARRANTY COSTS

          The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold with an initial warranty period. Revenue and expenses under extended warranty agreements are recognized ratably over the term of the extended warranty.

     (o)  IMPAIRMENT OF LONG-LIVED ASSETS

          The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     (p)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (q)  INCOME (LOSS) PER SHARE

          During fiscal 1998, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 128, "Earnings per Share" (SFAS No. 128). Income
          (loss) per share for all prior periods have been restated to conform to the provisions of SFAS 128. Basic income (loss) per share is computed by dividing income (loss) attributable to common stockholders, by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In calculating net loss per common share for 1998 and 1997, $15.1 million and $15.1 million, respectively, common stock equivalent shares consisting of convertible preferred stock issued to GTL in connection with the Transaction have been excluded because their inclusion would have been anti-dilutive.

     (r)  STOCK-BASED COMPENSATION

          In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation". (See note 11.)

     (s) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of forecasted transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 until June 15, 2000. We are currently evaluating the impact of SFAS No. 133.

          On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains and losses on investment securities net of taxes and is presented in the consolidated statements of stockholders' equity (deficiency) and comprehensive income; it does not affect the Company's financial position or results of operations.

          On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position but does affect the disclosure of segment information.

(2) ACQUISITION

     The Transaction has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition as follows:

     Purchase price:
       Cash                                                     $ 4,250,000
       Net liabilities of IED contributed                        (4,012,430)
                                                                -----------
         Total                                                  $   237,570
                                                                ===========
     Assets acquired and liabilities assumed:
       Historical book value of net liabilities                 $(2,457,723)
     Fair value adjustments:
       Inventory                                                 (1,280,847)
       Property and equipment                                      (806,873)
       Other assets                                                (368,255)
       Liabilities                                                 (681,390)
                                                                -----------
         Total fair value of liabilities assumed                $(5,597,086)

     Excess of fair value of TNCi Series B Preferred Stock
       and Series C Preferred Stock over its recorded value     $(1,501,000)
     Purchase of Common Stock of TNCi                              (254,658)
                                                                ===========
       Excess of purchase price over fair value of net
       liabilities assumed (goodwill)                           $ 7,115,174
                                                                ===========

     The excess of fair value of TNC Series B Preferred Stock and Series C Preferred Stock is the result of GTL's acquisition of such shares based on the fair value of the GTL Series A Preferred Stock amounting to $4,080,000, less $1,030,000 cash received and the historical value of $1,549,000 of the Series B Preferred Stock.

     Purchase of 110,000 shares of Common Stock of TNCi from a third party was valued based on the cash consideration paid by GTL for the shares.

(3) INVESTMENT SECURITIES

     A summary of investment securities by major security type at June 30, 1999 is as follows:

                                                  GROSS       GROSS
                                                UNREALIZED  UNREALIZED
                                     AMORTIZED   HOLDING     HOLDING      FAIR
                                       COST       GAINS       LOSSES      VALUE
                                     ---------  ----------  ----------    -----
     JUNE 30, 1999
     Available-for-sale:
       Corporate debt securities     $303,115      $167       $(693)    $302,589
                                     ========      ====       =====     ========

     As of June 30, 1999 all maturities are less than one year.

(4) INVENTORIES

     Inventories consist of the following:

                                                     JUNE 30,     OCTOBER 31,
                                                      1999           1998
                                                   -----------    -----------
     Raw materials                                 $ 2,398,973    $ 2,192,442
     Work in process                                 1,405,372      3,439,888
     Finished goods                                  5,433,250      4,102,702
                                                   -----------    -----------
                                                     9,237,595      9,735,032
     Less:  inventory valuation allowance           (7,837,595)    (8,729,605)
                                                   -----------    -----------

                                                   $ 1,400,000    $ 1,005,427
                                                   ===========    ===========

(5) ASSETS HELD FOR SALE

     In connection with the Transaction, the Company relocated its corporate offices and production capabilities to its Phoenix, Arizona offices. Accordingly, as of June 30, 1999 the decision to sell the Georgia property was made and the assets were recorded at their net realizable value and classified as assets held for sale.

(6) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                     JUNE 30,     OCTOBER 31,
                                                      1999           1998
                                                   -----------    -----------

         Leasehold improvements                    $    24,117    $   237,551
         Purchased software                            149,703        149,703
         Furniture                                     163,609        138,609
         Equipment                                   1,684,180        903,873
                                                   -----------    -----------
                                                     2,021,609      1,429,736
         Less:  accumulated depreciation              (683,029)      (649,701)
                                                   -----------    -----------

                                                   $ 1,338,580    $   780,035
                                                   ===========    ===========

     During the year ended October 31, 1998, the Company recorded equipment write-offs of $1,006,531 which are included in special charges on the statement of operations. The write-offs are principally related to excess computers, furniture and other equipment that the Company is not utilizing.

(7) INTANGIBLES

     Intangibles consist of the following:

                                                                    JUNE 30,
                                                                     1999
                                                                  -----------
     Goodwill                                                     $ 7,115,174
     Other intangibles                                                 79,613
                                                                  -----------
                                                                    7,194,787
     Accumulated amortization                                         (74,981)
                                                                  -----------

                                                                  $ 7,119,806
                                                                  ===========

(8) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                    JUNE 30,      OCTOBER 31,
                                                      1999           1998
                                                   ----------     ----------
     Accrued development and support costs         $       --     $1,845,915
     Accrued maintenance costs                             --        402,418
     Due to related parties (see note 15)           1,891,123        455,000
     Other accrued expenses                           318,559        577,045
                                                   ----------     ----------

            Accrued liabilities                    $2,209,682     $3,280,378
                                                   ==========     ==========

(9) NOTES PAYABLE AND DUE TO AFFILATE

     Notes Payable consists of the following:

                                                                  JUNE 30,
                                                                    1999
                                                                 ----------
     Series A, D and E Notes (see below)                         $2,386,048
     Note payable due September 5, 1999, interest at 7%,
       convertible to preferred stock at the option of the
       Company                                                      400,000
     Note payable due in varying installments through 2009,
       interest at prime (8.25% at June 30, 1999) plus 2%,
       collateralized by certain commercial property and
       personally guaranteed by two shareholders                    220,508
     Note payable due in varying installments through 2000,
       interest at 6.9%, collateralized by a vehicle                 10,308
     Note payable due and payable April 19, 2001, interest at
       16% payable monthly, collateralized by certain
       commercial property                                          470,000
     Note payable due in varying installments through 2000,
       interest at 11%, collateralized by a vehicle                   4,572
                                                                 ----------
                                                                  3,491,436
     Less current portion                                            24,391
                                                                 ----------

                                                                 $3,467,045
                                                                 ==========

     Aggregate maturities of notes payable as of June 30, 1999 are as follows:

      2000                                                       $   24,391
      2001                                                          890,491
      2002                                                        2,403,402
      2003                                                           19,126
      2004                                                           21,078
      Thereafter                                                    132,948
                                                                 ----------
                                                                 $3,491,436
                                                                 ==========

     The Series A, D and E Notes ("Series Notes") were issued by the Company in 1998 prior to the Transaction. The Series Notes all had original maturities of approximately 135 days with interest at approximately 7% to 8% per annum. The Company could choose to repay such Notes in cash subject to a payment charge equal to approximately 7% of the face amount of the Note or the Company could elect to convert the Series Notes into preferred stock of the Company which is convertible into common stock at various discounts to market ranging from 15% to 25%. The Company was in default on the Series Notes on June 30, 1999. (See note 20.)

     The note payable due September 5, 1999 was in default at June 30, 1999. Subsequent to year-end, the note was converted into 200,000 shares of the Company's common stock. Therefore, the note payable has been classified as long-term at June 30, 1999.

     Prior to the Transaction, the Company entered into a Secured Promissory Note with GTL in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting GTL a security interest in its assets (the "Promissory Note"). The Promissory
     Note is convertible into shares of the Company's Series C 8% preferred stock at the discretion of GTL.

     GTL has also advanced approximately $898,000 to the Company in the form of intercompany advances. Both the Promissory Note and the advances have been classified as due to affiliate in the balance sheet as of June 30, 1999. (See note 20.)

     Notes payable in the amount of $68,836 to related parties with interest payable at approximately 5% per annum become due and payable upon achievement of certain operational goals.

(10) INCOME (LOSS) PER SHARE

     Basic and diluted weighted average number of shares outstanding for the two years ended October 31, 1998 and 1997, included 1,055,745 shares of the Company's common stock, representing 100% of the Company's capital stock which was all owned by GTL. No effect was given to common stock equivalents in the computation of diluted loss per share as their effect would have been anti-dilutive.

     For the Transition Period, basic weighted average number of shares outstanding includes 1,055,745 common shares held by GTL for the full period and approximately 5.3 million shares (the shares issued and outstanding prior to the Transaction) for two months. Diluted weighted average number of shares outstanding for the Transition Period include 1,055,745 common shares and 15,097,170 potential dilutive securities resulting from the Series D Convertible Preferred Stock for the entire Transition Period (both issued to GTL in connection with the Transaction); plus 5,278,737 common shares outstanding prior to the merger, and 1,133,120 common stock equivalents related to the Convertible Promissory Note, Series A, D and E Convertible Notes, Series B 8% Convertible Preferred Stock, Series C 8% Convertible Preferred Stock and options each weighted for the two months ended June 30, 1999.

                                                TRANSITION
                                               PERIOD ENDED
                                                 JUNE 30,        YEAR ENDED OCTOBER 31,
                                                   1999           1998            1997
                                               ------------    -----------    ------------
     Net income (loss)                         $  2,344,205    $(7,180,631)   $(53,192,987)
     Less:  preferred stock dividends               (30,667)            --              --
                                               ------------    -----------    ------------
     Income (loss) available to common
       stockholders                            $  2,313,538    $(7,180,631)   $(53,192,987)
                                               ============    ===========    ============
     Basic EPS - weighted average shares
       outstanding                                2,387,223      1,055,745       1,055,745
                                               ============    ===========    ============
     Basic income (loss) per share             $       0.97    $     (6.80)   $     (50.38)
                                               ============    ===========    ============
     Basic EPS - weighted average shares
       outstanding                                2,387,223      1,055,745       1,055,745
     Effect of dilutive securities:

       Stock Purchase Options - common stock         82,033             --              --
       Convertible preferred stock               15,570,814             --              --
       Convertible debt                             503,638             --              --
                                               ------------    -----------    ------------
     Dilutive EPS - weighted average shares
       outstanding                               18,543,708      1,055,745       1,055,745
     Net income (loss)                         $  2,344,205    $(7,180,631)   $(53,192,987)
                                               ------------    -----------    ------------
     Diluted income (loss) per share           $       0.13    $     (6.80)   $     (50.38)
                                               ============    ===========    ============

(11) STOCK OPTION PLANS

     Under the Company's 1994 Employee Stock Option Plan (the "Plan"), as amended, the Company has reserved an aggregate of 1,200,000 shares of Common Stock for issuance under the Plan. Options granted under the Plan are for periods not to exceed ten years. Under the Plan, incentive and non-qualified stock options may be granted. All option grants under the Plan are subject to the terms and conditions established by the Plan and the Stock Option Committee of the Board of Directors. Options must be granted at not less than 100% of fair value for incentive options and not less than 85% of fair value of non-qualified options of the stock as of the date of grant and generally are exerciseable in increments of 25% each year subject to continued employment with the Company. Options generally expire five to ten years from the date of grant. Options canceled represent the unexercised options of former employees, returned to the option pool in accordance with the terms of the Plan upon departure from the Company. The Board of Directors may terminate the Plan at any time at their discretion. During fiscal 1999, 285,348 stock options with up to a four-year vesting period were granted at exercise prices ranging from $2.25 to $3.125.

     On August 16, 1995, the Company adopted the 1995 Stock Option Plan For Non-Employee Directors (the "Directors Plan") and reserved 100,000 shares of unissued common stock for issuance to all non-employee directors of the Company. The Directors Plan is administered by a committee appointed by the Board of Directors consisting of directors who are not eligible to participate in the Directors Plan. Pursuant to the Directors Plan, directors who are not employees of the Company receive for their services, on the date first elected as a member of the Board and on each anniversary thereafter, if they continue to serve on the Board of Directors, an automatically granted option to acquire 5,000 shares of the Company's common stock at its fair market value on the date of grant; such options become exercisable in two equal annual installments if the individual continues at that time to serve as a director, and once exercisable remain so until the fifth anniversary of the date of grant. During fiscal 1999, 60,000 options were granted.

     In accordance with the provisions of APB 25, the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123.

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share on a pro forma basis would be as indicated below:

                                                  TRANSITION PERIOD
                                                        ENDED
                                                    JUNE 30, 1999
                                                  -----------------
     Net earnings:
       As reported                                    $2,313,538
                                                      ==========
       Pro forma                                      $2,018,009
                                                      ==========
     Basic net earnings per share:
       As reported                                    $     0.97
                                                      ==========
       Pro forma                                      $     0.85
                                                      ==========
     Diluted net earnings per share:
       As reported                                    $     0.13
                                                      ==========
       Pro forma                                      $     0.11
                                                      ==========

     Pro forma net earnings reflect only options granted during the Transition Period and in each of the fiscal years ended 1998, 1997 and 1996. There were no options granted related to IED for the years ended October 31, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amount presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1995 are not considered under SFAS No. 123.

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999:

                                                        TRANSITION PERIOD
                                                              ENDED
                                                          JUNE 30, 1999
                                                        -----------------

     Dividend yield                                              0%
     Expected volatility                                     58.76%
     Risk free interest rate                                  5.67%
     Expected lives (years)                                  10.0

     Activity related to the stock option plans is summarized below:

                                                       TRANSITION PERIOD ENDED
                                                             JUNE 30, 1999
                                                         --------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                         NUMBER OF   EXERCISE
                                                           SHARES     PRICE
                                                         ---------   --------

     Balance at the beginning of year                     676,478    $5.00
     Granted                                              345,348     2.25
     Exercised                                            (20,000)    3.84
     Forfeited                                           (281,848)    4.75
                                                         --------
     Balance at the end of year                           719,978     3.09
                                                         ========
     Exercisable at the end of year                       331,731     4.29
                                                         ========
     Weighted-average fair value of options
       granted during the year                           $   1.66
                                                         ========

     The following table summarizes the status of outstanding stock options as of June 30, 1999:

                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                      -----------------------------------  ---------------------
                                     WEIGHTED
                                     AVERAGE     WEIGHTED               WEIGHTED
                       NUMBER OF    REMAINING    AVERAGE    NUMBER OF   AVERAGE
         RANGE OF       OPTIONS    CONTRACTUAL   EXERCISE    OPTIONS    EXERCISE
     EXERCISE PRICES  OUTSTANDING  LIFE (YEARS)   PRICE    EXERCISABLE   PRICE
     ---------------  -----------  ------------  --------  -----------  --------
       $2.00 - $2.25    528,096        7.68        $2.16     159,848     $2.04
       $2.50 - $4.17     51,383        7.04         3.41      31,383      3.60
       $6.48 - $7.25     85,750        4.02         6.59      85,750      6.59
       $7.50 - $9.82     54,750        8.07         7.63      54,750      7.63
                        =======                              =======
                        719,978                              331,731
                        =======                              =======

(12) BENEFIT PLAN

     On June 1, 1999 a formal termination of the Company's 401(k) plan was initiated. The 401(K) plan of parent company GTL was amended June 1, 1999 to include employees of the Company.

     GTL has adopted a defined  contribution  benefit  plan that  complies  with section 401(k) of the Internal Revenue Code and provides for discretionary company contribution. Employees who complete three months of service are eligible to participate in the Plan.

(13) STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     Series B 8% Convertible Preferred Stock ("Series B Stock"); stated value $1,000 per share and liquidation value of 120% of stated value. The Holder of Series B Stock is entitled to an annual cumulative dividend of $80 per share payable quarterly in cash or Common Stock. Cumulative unpaid dividends at June 30, 1999 total $20,000. Each share of Series B Stock is convertible into Common Stock at a price equal to the lowest of: a) 75% of the Average Price of Common Stock, as defined, or b) 75% of the Average Price of Common Stock, as defined calculated as if April 29, 1999 were the conversion date. The Series B Stock has no voting rights. GTL owns 100% of the issued and outstanding Series B Stock.

     Series C 8% Convertible Preferred Stock ("Series C Stock"); stated value $1,000 per share and liquidation value of 120% of stated value. The Holder of Series C Stock is entitled to an annual cumulative dividend of $80 per share payable quarterly in cash or Common Stock. Cumulative unpaid dividends at June 30, 1999 total $10,667. Each share of Series C Stock is convertible into Common Stock at a price equal to the lowest of: a) $2.6875 per share, or b) 66.67% of the Average Price, as defined, or c) at the lowest rate the Company issues equity securities, as defined. The Series C Stock generally has no voting rights. On August 24, 1999, GTL notified the Company of its intent to convert such shares into Common Stock. (See note 20.) GTL owns 100% of the issued and outstanding and accumulated unpaid dividends Series C Stock.

     Series D Convertible Preferred Stock ("Series D Stock"); stated value $10 per share and liquidation value of 120% of stated value. The Holder of Series D Stock is entitled to an annual dividend as and when declared by the Board of Directors of the Company. Each share of Series D Stock is convertible into 6.05 shares of the Company's Common Stock. The Series D Stock generally has no voting rights.

     COMMON STOCK

     Each share of Common Stock is entitled to one vote per share.

     WARRANTS

     During the Transition Period, the Company issued 489,429 warrants, resulting in 1,206,025 warrants outstanding at June 30, 1999. Each warrant represents the right to purchase one share of the Company's Common Stock at exercise prices ranging from $2.34 to $4.13 per share, until such warrants expire beginning November 1, 2001 through April 1, 2004. All outstanding warrants are exercisable as of June 30, 1999.

(14) INCOME TAXES

     Income tax (benefit) differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net income (loss) as a result of the following:

                                              TRANSITION
                                             PERIOD ENDED         YEAR ENDED OCTOBER 31,
                                             JUNE 30, 1999        1998            1997
                                             -------------        ----            ----

     Computed expected tax (benefit)          $ 786,603        $(2,441,415)    $(18,085,616)
     Change in valuation allowance             (983,188)         2,100,322       18,066,284
     Nondeductible expense                       16,320            416,498               --
     Other                                      180,265            (75,405)          19,332
                                              ---------        -----------     ------------
                                              $      --        $        --     $         --
                                              =========        ===========     ============

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                               TRANSITION
                                              PERIOD ENDED
                                              JUNE 30, 1999
                                              -------------
     Deferred tax assets:
       Net operating loss carryforward        $  5,443,825
       Property and equipment                      972,785
       Allowance for bad debts                   1,517,277
       Provision for inventory valuation         3,142,092
       Accrued liabilities                         770,859
       Deferred revenue                            146,699
       Other                                       262,589
                                              ------------
                                              $ 12,256,126
     Less valuation allowance                  (12,256,126)
                                              ------------

         Net deferred tax asset               $         --
                                              ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance for 100% of the deferred tax assets as the likelihood of realization cannot be determined. As of June 30, 1999, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $13,977,000, which begins to expire in 2009. The Company likely underwent a change in ownership in accordance with Internal Revenue Code Section 382, the effect of which has not yet been determined by the Company. This change would effect the timing of the utilization of the NOL, as well as the amount of the NOL which may ultimately be utilized, though it is not expected to materially effect the amount of the NOL carryforward.

(15) RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer is a principal of Ocean Castle Investments, LLC (Ocean Castle) which maintains administrative offices for the Company's Chief Executive Officer and certain other employees of GTL. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of GTL. The rights and obligations of Ocean Castle under the agreements were assumed by the Company in connection with the Transaction. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 33,333 shares of Class A common stock of GTL at an exercise price of $4.50. As of June 30, 1999, the Company determined that the consulting agreements had no future value due to the Company's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999 and no future services will be utilized. Accordingly, the Company recorded a charge to general and administrative expenses in the Transition Period of $1.6 million representing the balance due under such contracts.

     In August 1999, the Company executed a separation and release agreement with a shareholder and former officer of the Company, pursuant to which the Company paid approximately $85,000 in the form of unregistered shares of the Company's common stock.

     In June 1999, the Company loaned to a vice president, $75,000 for the purpose of assisting in a corporate relocation to the Company's headquarters in Phoenix, Arizona. Such loan is secured by assets of the employee. The note matures in August 2009 and bears an interest rate of approximately 5%.

     GTL had an Intellectual Property License and Support Services Agreement (the "License Agreement") for certain technology with FortuNet, Inc. ("FortuNet"). FortuNet is owned by a principal stockholder and previous director of GTL. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. GTL was required to pay FortuNet $100,000 commencing in October 1994 and continuing through November 2002. The Company paid FortuNet $100,000 during each of the years ended October 31, 1998 and 1997. As of October 31, 1998, the remaining commitment of $400,000 is included in accrued liabilities on the balance sheet. The Company assumed this liability in connection with the Transaction. Subsequent to June 30, 1999, the Company agreed to a termination of this agreement and paid FortuNet $100,000 plus legal fees. During the Transition Period ended June 30, 1999, the Company had revised its estimated accrual to $200,000 which is included in accrued liabilities at June 30, 1999.

     During the year ended October 31, 1998, GTL extended by one year a consulting agreement with a former officer of GTL pursuant to which GTL will pay $55,000 for services received during the period November 1999 through October 2000. The Company has assumed the liability for the consulting agreement in connection with the Transaction in the amount of $73,000 which is included in accrued liabilities at June 30, 1999.

     During the year ended October 31, 1998, GTL executed severance and consulting agreements with three former officers, pursuant to which GTL paid the former officers and set aside restricted funds in the amounts of $3,053,642 and $735,000, respectively. The consulting agreements all expire by September 1999. Payments totaling $735,000 have been and continue to be made from restricted cash of GTL through September 1999. Expenses associated with these agreements were charged to general and administrative expenses in the year ended October 31, 1998.

     During the year ended October 31, 1996, GTL executed severance agreements with three former officers pursuant to which the Company will pay severance of $752,500 over a three-year period. As of June 30, 1999 and October 31, 1998, $18,000 and $55,000 remained to be paid under these agreements. Such liabilities were assumed by the Company in connection with the Transaction.

(16) COMMITMENTS AND CONTINGENCIES

     (a)  LAWSUIT

     Hollingsead International, Inc. v. The Network Connection, Inc., State Court of Forsyth County, State of Georgia, Civil Action File No. 99S0053. Hollingsead International, Inc. ("Hollingsead") filed suit against the Company on January 28, 1999, alleging that the Company failed to pay invoices submitted for installation and service of audio-visual systems in its aircraft. Hollingsead sought damages in the amount of $357,850, in addition to interest at the rate of 18% per annum from March 2, 1998, attorneys' fees and punitive damages. On March 29, 1999, the Company filed a timely answer and asserted counterclaims against Hollingsead. The parties entered into a settlement agreement on or about August 5, 1999 that provided for the payment of $427,870 by the Company, to be paid in installments, including interest accruing at 8.0% per annum from July 28, 1999 until the balance is paid. The Company has provided for such amount as of May 1, 1999. The agreement also provides for Hollingsead to pay $5,399 as reimbursement for attorneys' fees. The last installment is due on or before December 20, 1999. Under the settlement agreement, the Company will dismiss its counterclaims with prejudice and Hollingsead will dismiss its Complaint with prejudice upon completion of all payments by the Company.

     Sigma Designs, Inc. ("Sigma") v. the Network Connection, Inc., United States District Court, Northern District of California, San Jose Division, Civil Action File No. 98-21149J(EAI). Sigma filed a Complaint against the Company on December 1, 1998, alleging breach of contract and action on account. Sigma claims that the Company failed to pay for goods that it shipped to the Company. The matter was settled by written agreement dated January 22, 1999, contingent upon registration of the Company stock and warrants issued to Sigma as part of such settlement and payment by the Company of $50,000. The Company did not complete its obligations under the terms of the original settlement agreement. On or about May 1999, the shares of the Company issued to Sigma as a part of the settlement of the above-referenced lawsuit were sold by Sigma to GTL, the parent company of the Company. The lawsuit was dismissed with prejudice on July 12, 1999.

     Swissair/MDL-1269, In re Air Crash near Peggy's Cove, Nova Scotia. This multi-district litigation relates to the crash of Swissair Flight 111 on September 2, 1998 in waters near Peggy's Cove, Nova Scotia resulting in the death of all 229 people on board. The Swissair MD-11 aircraft involved in the crash was equipped with an Entertainment Network System that had been sold to Swissair by Interactive Flight Technologies, Inc. Following the crash, investigations were conducted and continue to be conducted by Canadian and United States agencies concerning the cause of the crash. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Interactive Flight Technologies, Inc. TNCi was not a party to the contract for the Entertainment Network System, but has been named in some of the lawsuits filed by families of victims on a claim sucessor liability. TNCi denies all liability for the crash. TNCi is being defended by the aviation insurer for Interactive Flight Technologies, Inc.

     Federal Express Corporation v. The Network Connection, Inc., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-V51560685. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation. The suit alleges the Company owes Federal Express approximately $110,000 for past services rendered. The Company intends to defend itself vigorously.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of June 30, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

     (b)  LEASE OBLIGATIONS

     The Company leases office space and equipment under operating leases which expire at various dates through June 2002. The future minimum lease commitments under these leases are as follows:


          YEAR ENDING JUNE 30, 1999              OPERATING LEASES
          -------------------------              ----------------
                   2000                              $120,000
                   2001                               120,000
                   2002                               120,000
                                                     --------
          Total minimum lease payments               $360,000
                                                     ========

     Rental expense under operating leases totaled $292,042, $944,932 and $920,412 for the Transition Period ended June 30, 1999 and fiscal years ended October 31, 1998 and October 31, 1997, respectively.

     (c)  CARNIVAL AGREEMENT

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival"), for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView on the Carnival Cruise Lines "M/S Sensation," which has been in operational use, on a test basis, since August 1999. In August 1999, Carnival ordered the installation of CruiseView on the Carnival Cruise Lines "M/S Triumph."

     The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. For the M/S Sensation, the acceptance period is 12 months. As of June 30, 1999, the Company recorded deferred revenue of $365,851, reflecting amounts paid by Carnival. As of June 30, 1999, the Company has not recognized any revenue in association with the Carnival Agreement. The Company would be required to return such funds to Carnival in the event Carnival does not accept the system. Under the Carnival Agreement, the Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring Carnival's ability to be repaid amounts previously paid to the Company in the event Carnival determines not to accept the system as permitted under the Carnival Agreement.

     The Company has not provided a bond or letter of credit as of June 30, 1999. Should Carnival require the Company to obtain a bond or letter of credit, the Company may be required to provide cash collateral to a financial institution securing such obligation.

(17) SPECIAL CHARGES AND REVERSAL OF WARRANTY, MAINTENANCE AND COMMISSION
     ACCRUALS

     GTL had previously entered into sales contracts with three airlines, Schweizerische Luftverkehr AG (Swissair), Debonair Airways, Ltd. (Debonair) and Alitalia Airlines, S.p.A. (Alitalia) for the manufacture and installation of its in-flight entertainment network, and to provide hardware and software upgrades, as defined in the agreements. In connection with the Transaction, the Company assumed all rights and obligations of the above contracts.

     Pursuant to the October 1997 agreement with Swissair, Swissair purchased shipsets for the first and business class sections of sixteen aircraft for an average of $1.7 million per aircraft. Included in the purchase price was material, installation, maintenance through September 1998, one-year warranty and upgrade costs for the sixteen aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft. The agreement also required the Company to install the entertainment network in the first, business and economy class sections of three additional aircraft, at no charge to Swissair. The Company was responsible for all costs including entertainment network components, installation and maintenance through September 1998 for the three aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft and title to each of these three shipsets had been transferred to Swissair. The estimated material, installation, maintenance and one-year warranty and upgrade costs for these three shipsets of $14,292,404 is included in the accompanying statement of operations as a special charge for the year ended October 31, 1997. During the fiscal year ended October 31, 1998, the Company recognized a recovery of special charges of $606,508. The recovery of special charges resulted from a reduction in the number of entertainment networks requiring maintenance in the economy class sections of the Swissair aircraft and a reduction in development expenses.

     In April 1998 and October 1998, the Company entered into additional contracts with Swissair. The first letter of intent relates to a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. Swissair had made payments of $1,450,000 on the $4.7 million order through February 1999. No payments have been received since February. The second contract was to extend the warranty on all installed systems for a second and third year at a price of $3,975,000. Through February 1999, the Company had been paid $707,500 under this contract. No subsequent payments have been received from Swissair.

     On October 29, 1998, the Company was notified by Swissair of its decision to deactivate the entertainment networks on all Swissair aircraft. However, by April 1999, discussions between the Company and Swissair regarding outstanding financial matters related to current accounts receivable, inventory, purchase commitments and extended warranty obligations, as well as planning discussions for an October 1999 reactivation ceased to be productive. On May 6, 1999, GTL filed a lawsuit against Swissair in the United States District Court for the District of Arizona seeking damages for Swissair's failure to honor its obligations for payment and reactivation of the Company's Entertainment Network.

     The Swissair agreements are not assignable to third parties under the terms of such agreements. However, in connection with the Transaction, GTL has agreed to pay to the Company any net proceeds, if any, received from Swissair as a result of the above litigation or otherwise. Further, the Company, as a subcontractor to GTL, will assume any operational responsibilities of the Swissair agreement in the event that such requirement arises. The Company has not assumed any liabilities or obligations arising out of the crash of Swissair Flight No. 111.

     As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements with GTL, the Company believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered the Company's accounts receivable, inventory and deposits worthless as of June 30, 1999. Accordingly, the Company has recognized deferred revenue on equipment sales to the extent of cash received of $876,000; charged off inventory to cost of equipment sales in the amount of $1,517,000; wrote off deposits of $655,000 to special charges; and reversed all warranty and maintenance accruals totaling $5,164,000.

     Pursuant to an agreement with Debonair, the Company was to manufacture, install, operate, and maintain the entertainment network on six Debonair aircraft for a period of eight years from installation. In February 1998, the Company and Debonair signed a Termination Agreement. Pursuant to the Termination Agreement, Debonair removed the entertainment network from its aircraft and the Company paid Debonair $134,235 as full and final settlement of all of its obligations with Debonair. Included in the accompanying statement of operations for the year ended October 31, 1997 are special charges of $956,447 for the cost of the first completed shipset and $2,881,962 to write-down all inventory related to the Debonair program.

     In connection with these agreements with Swissair and Debonair and the absence of any new entertainment network orders for the Company, property and equipment write-downs of $1,006,532 and $1,518,952 were recorded as special charges during fiscal 1998 and 1997, respectively.

     Pursuant to an agreement with Alitalia, the Company delivered five first generation shipsets for installation on Alitalia aircraft during fiscal 1996. Alitalia has notified the Company that it does not intend to continue operation of the shipsets, and the Company has indicated that it will not support the shipsets.

     For the Transition Period ended June 30, 1999, the Company recorded warranty, maintenance and commission accrual adjustments of $5,117,704, $1,730,368 and $303,321, respectively, related to the Swissair and Alitalia matters. Such adjustments to prior period estimates, which totaled $7,151,393 resulted from an evaluation of specific contractual obligations and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during this period, such accruals were no longer considered necessary.

(18) SEGMENT INFORMATION

     The Company operates principally in one industry segment; development, manufacturing and marketing of computer-based entertainment and data networks. Historically, the Company's principal revenues have been derived from European customers.

     For the Transition Period and fiscal years ended October 31, 1998 and 1997, one customer accounted for approximately 91%, 98% and 95% of the Company's sales. Outstanding receivables from this customer were zero and $1.1 million respectively at June 30, 1999 and October 31, 1998. (See note 15.)

(19) SUPPLEMENTAL FINANCIAL INFORMATION

     Supplemental disclosure of cash flow information is as follows:

                                            TRANSITION
                                           PERIOD ENDED   YEAR ENDED OCTOBER 31,
                                           JUNE 30, 1999     1998       1997
                                           -------------    -------   --------
     Cash paid for interest                 $      --       $11,954   $ 13,423
                                            =========       =======   ========
     Noncash investing and financing
       activities:
       Capital lease obligations incurred   $      --       $    --   $210,678
                                            =========       =======   ========

(20) SUBSEQUENT EVENTS

     In July and August 1999, GTL purchased all of the Series A and E notes and the Series D notes, respectively, from the holders of such notes. Concurrent with such purchase by GTL, the Company executed the fifth and sixth allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the Promissory Note.

     On August 24, 1999, the Board of Directors of GTL approved the conversion of the Promissory Note and outstanding advances to the Company into Series C Stock of the Company and, the simultaneous conversion of the Series C Stock into the Company's common stock in accordance with the designation of the Series C Stock. Such conversion, to the extent it exceeded approximately one million shares of the Company's common stock on August 24, 1999, was contingent upon receiving shareholder approval to increase the authorized share capital of the Company which was subsequently approved on September 17, 1999. Accordingly, the Company will issue to GTL approximately 5.6 million shares of its common stock in October 1999, based on an anticipated conversion date of August 24, 1999. Had this transaction occurred on June 30, 1999, pro forma stockholders' equity and tangible net worth would have been $9,320,934 (unaudited) and $2,201,128 (unaudited), respectively.

     In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds from the sale, plus cash of approximately $80,000 was used by the Company to repay the Note payable due April 19, 2001. The sale of the second building is expected to occur in November 1999 and net proceeds are expected to be used to retire the Note payable due 2009.

     On August 24, 1999, the GTL Board of Directors approved a $5 million secured revolving credit facility by and among GTL and the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to GTL and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at GTL's option, into shares of the Company's Series C stock. The Company executed the Facility on October 12, 1999.