Form 10QSB
period 1999-09-30
NETWORK CONNECTION INC
filed 1999-11-15
CIK 932088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

                           Commission File No. 1-13760


                          THE NETWORK CONNECTION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          GEORGIA                                                58-1712432
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation of Organization)                           Identification Number)

                              222 NORTH 44TH STREET
                             PHOENIX, ARIZONA 85034
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 629-6200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at November 10, 1999
              -----                             --------------------------------
   Common stock, $.001 par value                         6,405,746 shares

                  Transitional Small Business Disclosure Format

                                 Yes [ ]   No [X]

                          THE NETWORK CONNECTION, INC.

                                      INDEX



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Condensed Balance Sheets as of September 30, 1999
         (unaudited) and June 30, 1999 (audited)...........................  3

         Condensed Statements of Operations for the Three Months
         Ended September 30, 1999 and 1998 (unaudited).....................  4

         Condensed Statements of Cash Flows for the Three Months
         Ended September 30, 1999 and 1998 (unaudited).....................  5

         Notes to Condensed Financial Statements...........................  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings............................................. 17

     Item 2. Changes in Securities......................................... 18

     Item 4. Submission of Matters to a Vote of Security Holders........... 18

     Item 6. Exhibits and Reports on Form 8-K.............................. 18

SIGNATURES................................................................. 19

                          THE NETWORK CONNECTION, INC.
                            CONDENSED BALANCE SHEETS

                                                                SEPTEMBER 30,          JUNE 30,
                                                                    1999                 1999
                                                                ------------         ------------
                                  ASSETS                         (UNAUDITED)
Current assets:
 Cash and cash equivalents                                      $    700,620         $  2,751,506
 Restricted cash                                                     451,719              446,679
 Short-term investments                                              302,660              302,589
 Accounts receivable                                               5,078,469               75,792
 Notes receivable from related parties                                97,932               98,932
 Inventories, net of allowance of $7,837,595                       2,984,708            1,400,000
 Prepaid expenses                                                    167,458              169,429
 Assets held for sale                                                400,000              800,000
 Due from affiliate                                                  477,416                   --
 Other current assets                                                104,830              173,999
                                                                ------------         ------------
     Total current assets                                         10,765,812            6,218,926
Note receivable from related party                                    75,000               75,000
Property and equipment, net of accumulated
  depreciation of $815,185 and $683,029, respectively              1,319,142            1,338,580
Intangibles, net of accumulated amortization of
  $259,122 and $74,981, respectively                               6,976,986            7,119,806
Other assets                                                             150                  150
                                                                ------------         ------------

                 Total assets                                   $ 19,137,090         $ 14,752,462
                                                                ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $  4,851,700         $  1,663,411
 Accrued liabilities                                               2,131,347            2,209,682
 Deferred revenue                                                  1,155,428              365,851
 Accrued product warranties                                          144,750                   --
 Dividends payable                                                    76,667                   --
 Current portion of long-term debt                                    23,473               42,751
 Notes payable to related parties                                     68,836               68,836
                                                                ------------         ------------
     Total current liabilities                                     8,452,201            4,350,531
Notes payable                                                        605,650            3,467,045
Due to affiliate                                                   4,322,757            1,647,692
                                                                ------------         ------------
     Total liabilities                                            13,380,608            9,465,268
                                                                ------------         ------------
Commitments and contingencies

Stockholders' equity :
 Series B preferred stock par value $0.01 per
   share, 1,500 shares authorized issued and outstanding                  15                   15
 Series C preferred stock par value $0.01 per
   share, 1,600 shares authorized; 800 shares issued
   and outstanding                                                         8                    8
 Series D preferred stock par value $0.01 per share,
   2,495,400 authorized, issued and outstanding                       24,954               24,954
 Common stock par value $0.001 per share, 10,000,000
   shares authorized; 6,405,746 and 6,339,076 issued
   and outstanding respectively                                        6,406                6,339
 Additional paid-in capital                                       88,325,209           88,316,945
 Accumulated other comprehensive income:
   Net unrealized gain (loss) on investment securities                    87                 (526)
 Accumulated deficit                                             (82,600,197)         (83,060,541)
                                                                ------------         ------------
     Total stockholders' equity                                    5,756,482            5,287,194
                                                                ------------         ------------

     Total liabilities and stockholders' equity                 $ 19,137,090         $ 14,752,462
                                                                ============         ============

                See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Revenue:
  Equipment sales                                  $ 5,550,560      $    89,028
  Service income                                        59,827          245,297
                                                   -----------      -----------
                                                     5,610,387          334,325
                                                   -----------      -----------
Costs and expenses:
  Cost of equipment sales                            3,420,381          283,714
  Cost of service income                                 8,580              256
  General and administrative expenses                1,347,496        4,607,948
  Special charges                                           --         (190,000)
  Depreciation and amortization expense                316,295          321,379
                                                   -----------      -----------
                                                     5,092,752        5,023,297
                                                   -----------      -----------

     Operating income (loss)                           517,635       (4,688,972)

Other:
  Interest expense                                    (135,649)          (2,390)
  Interest income                                       40,420           30,714
  Other income (expense)                                 7,270           (2,628)
                                                   -----------      -----------

     Net income (loss)                                 429,676       (4,663,276)

Cumulative dividend on preferred stock                 (46,000)              --
                                                   -----------      -----------
Net income (loss) attributable to common
 stockholders                                      $   383,676      $(4,663,276)
                                                   ===========      ===========

Basic net income (loss) per common share           $      0.06      $     (4.42)
                                                   ===========      ===========

Weighted average number of shares outstanding        6,350,670        1,055,745
                                                   ===========      ===========

Diluted net income (loss) per common share         $      0.01      $     (4.42)
                                                   ===========      ===========
Weighted average number of common and dilutive
 shares outstanding                                 27,470,817        1,055,745
                                                   ===========      ===========

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    THREE             THREE
                                                 MONTHS ENDED      MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     1999             1998
                                                  -----------      -----------
Cash flows from operating activities:
 Net income (loss)                                $   429,676      $(4,663,276)
 Adjustments to reconcile net income (loss)
  to net cash:
   Depreciation and amortization                      316,295          321,379
   Special charges                                         --         (190,000)
   Loss on sale of assets held for sale                 4,506
   Loss on disposal of equipment                           --            2,629
   Non cash compensation expense                       85,000               --
   Changes in net assets and liabilities, net of
    effect of acquisition:
     (Increase) decrease in accounts receivable    (5,002,677)         578,295
     Increase in inventories                       (1,584,708)         (52,820)
     Decrease  in prepaid expenses                      1,971          231,169
     Decrease in other current assets                  69,169          395,172
     Increase in other assets                              --           25,649
     Increase (decrease) in accounts payable        3,146,969         (472,787)
     Decrease in accrued liabilities                  (47,668)        (724,978)
     Increase in deferred revenue                     789,577           36,263
     Increase in accrued product warranties           144,750           82,749
                                                  -----------      -----------
       Net cash used in operating activities      $(1,647,140)     $(4,430,556)

Cash flows from investing activities:
 Purchases of investment securities                       542               --
 Purchases of property and equipment                 (112,718)         (10,676)
 Proceeds from sale of equipment                           --            3,388
 Proceeds from sale of assets held for sale           395,494               --
 Increase in restricted cash                           (5,040)        (426,357)
                                                  -----------      -----------
       Net cash provided by (used in) investing
        activities                                $   278,278      $  (433,645)

Cash flows from financing activities:
 Payments on notes payable                           (494,625)         (20,775)
 Payments received on notes receivable                  1,000               --
 Payments to affilate                                (188,399)              --
 Contributed capital                                       --        4,885,680
                                                  -----------      -----------
       Net cash provided by (used in) financing
        activities                                $  (682,024)     $ 4,864,905

Net increase (decrease) in cash and cash
 equivalents                                       (2,050,886)             704

Cash and cash equivalents at beginning of period    2,751,506          111,418

Cash and cash equivalents at end of period        $   700,620      $   112,122
                                                  ===========      ===========

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


PART I. FINANCIAL INFORMATION

(1)  BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto for the transition period ended June 30, 1999, included in The Network Connection, Inc.'s (the "Company" or "TNCi") Annual Report on Form 10-KSB.

         On May 18, 1999, Global Technologies, Ltd. ("Global") received from the Company 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of Global's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement, dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, Global is considered the accounting acquiror, and although the legal capital structure carries forward, the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, 10-QSB, among others, as of and for all periods through March 31, 1999, have been replaced with those of IED.

         The financial statements as of and for the three months ended September 30, 1998 reflect the historical results of Global's IED as previously included in Global's consolidated financial statements. The Transaction date for accounting purposes was May 1, 1999. As of September 30, 1999, the Company is a majority owned subsidiary of Global whose ownership, through a combination of the Transaction described above and Global's purchase of Series B 8% convertible preferred stock of the Company, 110,000 shares of the Company's common stock from third party investors, and the purchase of the Series A, D and E convertible notes of the Company approximates 81% of the Company on an if-converted common stock basis. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

(2) USE OF ESTIMATES

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

(3) NOTES PAYABLE

         Prior to the Transaction, the Company entered into a Secured Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets (the "Promissory Note"). The Promissory Note is convertible into shares of the Company's Series C 8% convertible preferred stock ("Series C Stock") at the discretion of Global. The Note had an original maturity of May 14, 1999, but has been extended until September 2001.

         In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes of the Company, respectively, from the holders of such notes (collectively, the "Series Notes"). Concurrent with such purchase by Global, the Company executed the fifth and sixth allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes, into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global had also advanced working capital to the Company in the form of intercompany advances. In August 1999, the Company executed the seventh allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note. As of September 30, 1999, the Promissory Note had a principal balance of $4.3 million and has been classified as due to affiliate in the balance sheet.

         On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into approximately five million shares of the Company's common stock at a price per share equal to 66.6% of the average of the five lowest last sale prices of a share of Common Stock as reported by the NASDAQ National Market out of the twenty trading days immediately preceding
August 24, 1999. Such conversion was contingent upon receiving shareholder approval to increase the authorized share capital of the Company. This increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of TNCi shareholders. The Company's articles of incorporation were amended on October 25, 1999, to increase the number of authorized shares of common stock to 40 million. Accordingly, the Company is in the process of issuing to Global approximately five million shares of its common stock, based on a conversion date of August 24, 1999. Had the conversion occurred on September 30, 1999, pro forma stockholders' equity and tangible net worth would have been $10,079,000 and $3,102,000, respectively.

         On August 24, 1999, the Global Board of Directors approved a $5 million secured revolving credit facility for the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at Global's option, into shares of the Company's Series C Stock. The Company executed the Facility on October 12, 1999 and as of November 15, 1999, no amounts were outstanding.

         In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus cash of approximately $80,000 were used by the Company to repay a note payable due April 19, 2001 in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $390,000 from the sale were used to retire a note payable due 2009 in the principal amount of $217,000.

         In October 1999, a note payable in the principal amount of $400,000 due September 5, 1999 was converted into 200,000 shares of the Company's common stock.

(4) INCOME (LOSS) PER SHARE

         Basic and diluted weighted average number of shares outstanding for the three months ended September 30, 1998, included 1,055,745 shares of the Company's common stock, representing 100% of the Company's capital stock which was all owned by Global. No effect was given to common stock equivalents in the computation of diluted loss per share as their effect would have been anti-dilutive.

         For the three months ended September 30, 1999, diluted weighted average number of shares outstanding include 6,350,670 common shares plus 21,120,147 common stock equivalents related to the Promissory Note, Series B 8% Convertible Preferred Stock, Series C 8% Convertible Preferred Stock and Series D Convertible Preferred Stock.

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                    1999               1998
                                                ------------       ------------
     Net income (loss)                          $    429,676       $ (4,663,276)
     Less:  preferred stock dividends                (46,000)                --
                                                ------------       ------------
     Income (loss) available to common
      stockholders                              $    383,676       $ (4,663,276)
                                                ============       ============
     Basic EPS - weighted average shares
      outstanding                                  6,350,670          1,055,745
                                                ============       ============
     Basic income (loss) per share              $        .06       $      (4.42)
                                                ============       ============
     Basic EPS - weighted average shares
      outstanding                                  6,350,670          1,055,745
     Effect of dilutive securities:
      Convertible preferred stock                 17,030,500                 --
      Convertible debt                             4,089,647                 --
                                                ------------       ------------
     Dilutive EPS - weighted average shares
      outstanding                                 27,470,817          1,055,745
                                                ============       ============
     Net income (loss)                          $    383,676       $ (4,663,276)
                                                ============       ============
     Diluted income (loss) per share            $       0.01       $      (4.42)
                                                ============       ============

(5) SEGMENT INFORMATION

         The Company operates principally in one industry segment: development, manufacturing and marketing of computer-based entertainment and data networks. Historically, the Company's principal revenues have been derived from European customers.

         For the three months ended September 30, 1999 and 1998, respectively, one customer accounted for approximately 96% and a separate customer accounted for approximately 100% of the Company's sales. Outstanding receivables from these two customers were $4,923,843 and $974,812, respectively, at September 30, 1999 and September 30, 1998.

(6) COMMITMENTS AND CONTINGENCIES

    (a) LAWSUITS

         Swissair/MDL-1269, IN RE AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation relates to the crash of Swissair Flight No. 111 on September 2, 1998 in waters near Peggy's Cove, Nova Scotia resulting in the death of all 229 people on board. The Swissair MD-11 aircraft involved in the crash was equipped with an Entertainment Network System that had been sold to Swissair by Global Technologies, Ltd. ("Global" formerly known as Interactive Flight Technologies, Inc.). Following the crash, investigations were conducted and continue to be conducted by Canadian and United States agencies concerning the cause of the crash. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global. TNCi was not a party to the contract for the Entertainment Network System, but has been named in some of the lawsuits filed by families of victims on a claim successor liability. TNCi denies all liability for the crash. TNCi is being defended by the aviation insurer for Global.

         FEDERAL EXPRESS CORPORATION V. THE NETWORK CONNECTION, INC., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-V51560685. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation. The suit alleges the Company owes Federal Express approximately $110,000 for past services rendered.

         ERIC SCHINDLER V. INTERACTIVE FLIGHT TECHNOLOGIES, INC. et al., State Court for Fulton County, Georgia Case No. 99-V51560685. On August 18, 1999, Eric Schindler commenced a lawsuit, naming GTL and the Company as defendants. The Complaint alleges that the Company and GTL failed to pay severance pay pursuant to a written employment contract following Schindler's resignation as an employee and vice president of the Company in May 1999. Specifically, the Complaint alleges (1) breach of contract (against the Company), (2) conspiracy and interference with contract rights (against the Company and GTL), and (3) interference with contract rights (against GTL). The Complaint seeks $85,000 in severance pay on the contract claims, unspecified damages for loss of stock options, punitive damages of at least $450,000, attorneys' fees and costs. The Company and GTL deny any liability, intend to defend themselves vigorously and are considering counterclaims. No responsive pleading has yet been filed. The Company entered into a settlement agreement in October 1999 with Mr. Schindler whereby the Company paid $50,000 to Mr. Schindler and all claims have been dropped. Such amount had been accrued for at September 30, 1999.

         The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of September 30, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

    (b) CARNIVAL AGREEMENT

         In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate a limited number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView on one Carnival Cruise Lines "Fantasy" class ship, which has been in operational use, on a test basis, since August 1999. In August 1999, Carnival ordered the installation of CruiseView on one Carnival Cruise Lines "Destiny" class ship, which has been in operational use, on a test basis, since October 1999.

         The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. The Acceptance Periods for the "Fantasy" and "Destiny" class ships are 12 months and three months, respectively. As of September 30, 1999, the Company recorded deferred revenue of $1,155,000, reflecting amounts paid by Carnival towards the purchase price of CruiseView aboard these ships. As of September 30, 1999, the Company had not recognized any revenue in association with the Carnival Agreement. The Company would be required to repay such funds to Carnival in the event Carnival does not accept the system. Under the Carnival Agreement, the Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring the Company's ability to repay such amounts.

         The Company has not provided a bond or letter of credit. Should Carnival require the Company to obtain a bond or letter of credit, the Company may be required to provide cash collateral to a financial institution to secure such obligation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

DESCRIPTION OF BUSINESS

         The Company is engaged in the development, manufacturing and marketing of computer-based entertainment and data networks that provide users access to information, entertainment and a wide array of service options, such as shopping for goods and services, computer games, access to the World Wide Web, and gambling operations where permitted by applicable law. The Company primarily markets its products to academic institutions, passenger rail carriers, cruise ship lines, business jet manufacturers, finishing centers and operators, hotels and corporations for training purposes.

BASIS OF PRESENTATION

         On May 18, 1999, Global Technologies, Ltd. ("Global") received from the Company 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of Global's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement, dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, IED is considered the accounting acquiror, and although the legal capital structure carries forward, the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, 10-QSB, among others, as of and for all periods through March 31, 1999, have been replaced with those of IED.

         The financial statements as of and for the three months ended September 30, 1998 reflect the historical results of Global's IED as previously included in Global's consolidated financial statements. The Transaction date for accounting purposes was May 1, 1999. As of September 30, 1999, the Company is a majority owned subsidiary of Global whose ownership, through a combination of the Transaction described above and Global's purchase of Series B 8% convertible preferred stock of the Company, 110,000 shares of the Company's common stock from third party investors, and the purchase of the Series A, D and E convertible notes of the Company approximates 81% of the Company on an if-converted common stock basis. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

    EDUCATION

         The Company has drawn upon its years of experience in providing multimedia servers for education and training. Through the Company's servers and networks, students and faculty are able to access hundreds of hours of multimedia content, search the internet, and build interactive courses.

         In August 1999, the Company received an order of $5.3 million, for 195 of its CHEETAH(TM) multimedia servers to begin the first phase of the Georgia Metropolitan Regional Education Services Agency ("MRESA") net 2000 project. The order is part of the first phase of a three year state-wide program, whereby MRESA hopes to bring advanced multimedia learning tools and technology to all 700 Georgia schools grades K-12, in the MRESA area. The Company completed this part of the first phase.

    TRAINVIEW

         In February 1999, the Company received an engineering design order from Alstom Transport Limited ("Alstom"), a unit of ALSTOM SA, a worldwide leader in the manufacture of high speed passenger trains, to incorporate the design of TrainView, the Company's advanced Infoactive Business and Entertainment System, into Alstom's concept high speed train design. The TrainView all-digital system proposed is an adaptation of the Company's existing system currently installed for cruise customers. The system is expected to deliver personal interactive entertainment, video/audio on demand, e-commerce for shopping, event booking, Internet and business services to the seat through the Company's TransPORTAL applications. The Company has completed its work under this engineering design order and has been paid for its services.

    CRUISEVIEW

         In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of CruiseView on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate a limited number of additional ships for the installation of CruiseView by the Company. The cost per cabin for CruiseView purchase and installation on each ship is provided for in the Carnival Agreement. Carnival exercised its right and ordered the installation of CruiseView on one Carnival Cruise Lines "Fantasy" class ship. Delivery and installation of CruiseView for the "Fantasy" class ship began in December 1998 and has been in operational use, on a test basis, since August 1999. It is expected to begin commercial operation in the quarter ending December 31, 1999. In August 1999, Carnival ordered the installation of CruiseView on one Carnival Cruise Lines "Destiny" class ship, which has been in operational use, on a test basis, since October 1999. There can be no assurance, however, that Carnival will exercise its right under the Carnival Agreement to order CruiseView for installation on any additional ships.

         The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. The Acceptance Period for the "Fantasy" and "Destiny" class ships are 12 months and three months, respectively. As of September 30, 1999, the Company recorded deferred revenue of $1,555,428, reflecting amounts paid by Carnival towards the purchase price of CruiseView aboard these ships. As of September 30, 1999, the Company had not recognized any revenue in association with the Carnival Agreement. The Company would be required to repay such funds to Carnival in the event Carnival does not accept the system. Under the Carnival Agreement, the Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring the Company's ability to repay such amounts.

         The Company has not provided a bond or letter of credit. Should Carnival require the Company to obtain a bond or letter of credit, the Company may be required to provide cash collateral to a financial institution to secure such obligation.

         The Company has concluded that the cost of building and installing CruiseView systems in Carnival ships pursuant to the Carnival Agreement may exceed the revenue earned in connection with such installations. Carnival's continuing to exercise its option for building and installation of CruiseView on additional ships under the Carnival Agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms on the Carnival Agreement. Should additional orders result in a loss contract, such losses will be accrued for at the time that the loss has been determined.

    AIRVIEW

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

    SWISSAIR

         In October, 1997, Global entered into a revised agreement with Swissair which required Global to install and maintain the Entertainment Network in the first, business and economy class sections of three aircraft at no cost to Swissair and in the first and business classes of another sixteen aircraft at an average price of $1.7 million per aircraft. As of October 31, 1998, Global had completed all installations under the initial Swissair program. Global was responsible for maintenance costs through September 1998, for all nineteen aircraft and specific software and hardware upgrades to the Entertainment Network that are not yet completed. The Swissair agreement also provided for a one-year warranty on the Entertainment Network. Global entered into a contract dated April 1, 1998, with Swissair for $3,975,000 to extend the warranty on the installed system for a second and third year. Through May 18, 1999, Global has been paid $707,500 under this contract. No subsequent payments have been received from Swissair.

         In April 1998 and October 1998, Global entered into additional contracts with Swissair for a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that are being added to the Swissair fleet. Swissair had made payments of $1,450,000 on the $4.7 million order for the four installations.

         On October 29, 1998, Global was notified by Swissair of the airline's decision to deactivate the Entertainment Network on all Swissair aircraft. Until April 1999, Global and its system integrator/installation contractor had been working closely with Swissair to take the necessary steps that will allow Swissair to reactivate the systems as quickly as possible. However, by April 1999, discussions between Global and Swissair regarding outstanding financial matters related to current accounts receivable, inventory, purchase commitments and extended warranty obligations, as well as planning discussions for an October 1999 reactivation ceased to be productive.

         On May 6, 1999, Global filed a lawsuit against Swissair in the United States District Court for the District of Arizona seeking damages for Swissair's failure to honor its obligations for payment and reactivation of Global's Entertainment Network. Swissair has failed to make payments to Global under installation and warranty contracts and has harmed Global's business and reputation by failing to honor its commitments to reactivate the Entertainment Network on Swissair aircraft. Even though there has been no evidence that the Entertainment Network contributed in any way to the crash of Swissair Flight No. 111 on September 2, 1998, Swissair has continued to use the unfortunate circumstances of the crash as an excuse to avoid its obligations.

         The Swissair agreements are not assignable to third parties under the terms of such agreements. However, in connection with the Transaction, Global has agreed to pay to the Company any net proceeds received from Swissair as a result of the above litigation or otherwise. Further, the Company, as a subcontractor to Global, will assume any operational responsibilities of the Swissair agreement in the event that such requirement arises. The Company has not assumed any liabilities or obligations arising out of the crash of Swissair Flight No. 111.

         As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements with Global, the Company believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered the Company's accounts receivable, inventory and deposits worthless. These items were written-off or reserved for as of June 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1998

         Revenue for the quarter ended September 30, 1999 was $5,610,387, an increase of $5,276,062 (or 1,578%) compared to revenue of $334,325 for the corresponding period of the previous fiscal year. Revenue for the quarter ended September 30, 1999 consisted of equipment sales of $5,550,560 and service income of $59,827. The equipment sales were principally generated from the installation of its Cheetah(TM) video servers in 195 schools in the State of Georgia. The service income was generated from system design services provided to Alstom. Revenue for the corresponding period ended September 30, 1998 consisted of equipment sales of $89,028 and service income of $245,297. The equipment sales were generated from the sale of spare parts needed for the Entertainment Networks on three Swissair aircraft. The service income was principally generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty contract.

         Cost of equipment sales and service income for the quarter ended September 30, 1999 was $3,428,961, an increase of $3,144,991 or (1,108%) over cost of equipment sales and service income of $283,970 for the corresponding period ended September 30, 1998. Cost of equipment sales for the quarter ended September 30, 1999 was comprised principally of material costs and estimated warranty costs for the 195 video servers for the Georgia schools project. Cost of equipment sales for the corresponding period ended September 30, 1998 was comprised of material, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the Entertainment Networks installed in Swissair aircraft.

         General and administrative expenses for the quarter ended September 30, 1999 were $1,347,496, a decrease of $3,260,452 (or 71%) compared to expenses of $4,607,948 for the corresponding period ended September 30, 1998. Significant components of general and administrative expenses include payroll costs and legal and professional fees. The decrease in expenses is attributed to a $3.1 million severance payment recorded September 1998 for three former executives of the Company.

         Depreciation and amortization expense for the quarter ended September 30, 1999 was $316,295, a decrease of $5,084 (or 2%) compared to depreciation and amortization expense of $321,379 for the corresponding period ended September 30, 1998. Depreciation and amortization expense for the 1999 quarter is comprised of property, plant and equipment depreciation of $132,155 and intangible amortization of $184,140. Depreciation and amortization expense for the corresponding period ended September 30, 1998 was comprised of property, plant and equipment depreciation of $321,379. There was no intangible amortization expense for such period. The decrease in property, plant and equipment depreciation in the current period is a result of equipment write-offs of $1,006,532 during October 1998.

         Special charges for the quarter ended September 30, 1999 were zero compared to a credit of $190,000 during the corresponding period ended September 30, 1998. A recovery of $190,000 was recognized during September 1998 as a result of a reduction in the number of Entertainment Networks requiring maintenance.

         Interest expense was $135,649 for the quarter ended September 30, 1999 compared to $2,390 for the corresponding period ended September 30, 1998.
Interest expense for the period ended September 30, 1999 can be attributed principally to long-term debt obligations of the Company, whereas interest expense for the corresponding period of the previous fiscal year is attributable to the Company's capital leases for furniture which expired in September 1999.

         Interest income was $40,420 for the quarter ended September 30, 1999 compared to $30,714 for the corresponding period ended September 30, 1998. Interest income for the period ended September 30, 1999 was principally generated from short-term investments of working capital, whereas interest income for the corresponding period ended September 30, 1998 was attributed to Swissair extended warranty billings.

         Other income for the quarter ended September 30, 1999 was $7,270 and is comprised primarily of a $4,992 gain resulting from the sale of office furniture and a $6,784 gain on the sale of a note receivable. Other expense for the corresponding period ended September 30, 1998 was $2,628 resulting from a loss on the sale of equipment during the period.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents and short-term investments of approximately $1 million, and working capital of approximately $2.3 million. Prior to June 30, 1999, the Company's primary source of funding has been through contributed capital from Global. In August 1999, the Company obtained an order for $5.3 million for the manufacture, delivery and installation of 195 Cheetah(TM) Multimedia Video Servers for certain Georgia schools, and a service order under the Carnival Agreement for installation of a second CruiseView system. All servers have been delivered and accepted by the customer and the Company has received the full payment of $5.3 million. The Company received an installment payment from Carnival in August 1999 which has been recorded as deferred revenue (the aggregate amount of which was $1.1 million at September 30, 1999). Excluding revenues and profits from the Georgia program, working capital may continue to decrease as the Company continues to invest in inventory for the Carnival service order and invest in business development, and complete transactions which are longer term by nature.

         During the three months ended September 30, 1999, the Company used $1.6 million of cash for operating activities, a decrease of $2,783,000 from the $4.4 million of cash used by operating activities for the corresponding period of the previous fiscal year. The cash utilized in operations during the three months ended September 30, 1999, resulted primarily from increases in accounts receivable and inventories, offset by increases in accounts payable and accrued product warranties. Cash used in operations during the quarter ended September 30, 1998 resulted primarily from general and administrative expenses.

         Cash flows provided by investing activities were $278,000 during the three months ended September 30, 1999. The increase in cash resulted primarily from proceeds from the sale of a building held for sale, offset by purchases of property and equipment.

         Cash used in financing activities during the three months ended September 30, 1999 of $682,000 resulted primarily from payments made on notes payable, as well as payments made to an affiliate.

         In October 1999, a note payable in the principal amount of $400,000 due September 5, 1999 was converted into 200,000 shares of the Company's common stock.

         Prior to the Transaction, the Company entered into a Secured Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets (the "Promissory Note"). The Promissory Note is convertible into shares of the Company's Series C 8% convertible preferred stock ("Series C Stock") at the discretion of Global. The Note had an original maturity of May 14, 1999, but has been extended until September 2001.

         In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes, respectively, from the holders of such notes (the "Series Notes"). Concurrent with such purchase by Global, the Company executed the fifth and sixth allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global had also advanced working capital to the Company in the form of intercompany advances. In August 1999, the Company executed the seventh allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note. As of September 30, 1999, the Promissory Note had a principal balance of $4.3 million and has been classified as due to affiliate in the balance sheet.

         On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into approximately five million shares of the Company's common stock at a price per share equal to 66.6% of the average of the five lowest last sale prices of a share of Common Stock as reported by the NASDAQ National Market out of the twenty trading days immediately preceding

August 24, 1999. Such conversion was contingent upon receiving shareholder approval to increase the authorized share capital of the Company. This increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of TNCi shareholders. The Company's articles of incorporation were amended on October 25, 1999, to increase the number of authorized shares of common stock to 40 million. Accordingly, the Company is in the process of issuing to Global approximately five million shares of its common stock, based on a conversion date of August 24, 1999. Had the conversion occurred on September 30, 1999, pro forma stockholders' equity and tangible net worth would have been $10,079,000 and $3,102,000, respectively.

         In order to meet anticipated working capital needs, the Company sought a credit facility from Global. On August 24, 1999, the Global Board of Directors approved the establishment of a $5 million secured revolving credit facility for the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at Global's option, into shares of the Company's Series C stock. The Company executed the Facility on October 12, 1999.

         In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus cash of approximately $80,000 was used by the Company to repay a Note payable due April 19, 2001 in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $390,000 from sale were used to retire a Note payable due 2009 in the principal amount of $217,000.

         The terms of the Carnival Agreement provide that Carnival may return the CruiseView system within the Acceptance Period, as defined in the Carnival Agreement. The Acceptance Periods for the "Fantasy" and "Destiny" class ships are 12 months and three months, respectively. As of September 30, 1999, the Company recorded deferred revenue of $1,155,000, reflecting amounts paid by Carnival towards the purchase price of CruiseView aboard these ships. As of September 30, 1999, the Company had not recognized any revenue in association with the Carnival Agreement. The Company would be required to repay such funds to Carnival in the event Carnival does not accept the system. Under the Carnival Agreement, the Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring the Company's ability to repay such amounts.

         The Company is required to provide a performance bond or standby letter of credit in favor of Carnival ensuring Carnival's ability to be repaid amounts previously paid to the Company in the event Carnival determines not to accept the system as permitted under the Carnival Agreement. As of September 30, 1999, the Company had not provided a bond or letter of credit. If Carnival requires the Company to do so, the Company may be required to provide cash collateral to a financial institution to secure such a financial instrument. Moreover, if Carnival does not accept the system, the Company will be obliged to return the purchase price, which would have a material adverse effect on liquidity.

         The Company has concluded that the cost of building and installing CruiseView systems in Carnival ships pursuant to the Carnival Agreement may exceed the revenue earned in connection with such installations. Carnival's continuing to exercise its option for building and installation of CruiseView on additional ships under the Carnival Agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms on the Carnival Agreement. Should additional orders result in a loss contract, such losses will be accrued for at the time that the loss has been determined.

         The Company is currently using its working capital to finance inventory purchases and other expenses associated with the delivery and installation of Company products, and general and administrative costs. The Company believes that its current cash balances plus interest received on such balances, and the $5 million revolving credit facility with Global are sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months though if the Company were to receive substantial orders it may be required to obtain additional inventory financing.

INFLATION AND SEASONALITY

         The Company does not believe that it is significantly impacted by inflation. Our operations are not seasonal in nature, except to extent fluctuations in quarterly operating results occur due to the cyclical nature of government funding to be obtained in connection with education programs.

RISKS ASSOCIATED WITH YEAR 2000

         The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. The Company has identified two main areas of Y2K risk:

         1. Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in the Company's operations, and

         2. Computer systems or embedded chips of third parties including financial institutions, suppliers, vendors, landlords, customers and service providers and others could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue operations.

         The Company has performed a comprehensive review of the Y2K issues and has completed its review of internal systems and has received assurances from third parties on which it relies with respect to the compliance of their systems. All of the Company's application software programs are Y2K compliant. The Company presently believes that the Y2K problem will not pose significant operational problems for the Company's internal systems or that the systems of third parties on which it relies will be materially adversely affected. The Company also believes that incremental remediation costs, if any, to become Y2K compliant, are not material.

         While the Company believes that it is adequately addressing the Y2K issue, there can be no assurance that the cost and liabilities associated with the Y2K issue will not materially adversely impact its business, prospects, revenues or financial position. The Company is uncertain as to its most reasonably likely worst case Y2K scenario, and it has not developed a contingency plan to handle a worst case scenario.

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

                           PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

         ERIC SCHINDLER V. INTERACTIVE FLIGHT TECHNOLOGIES, INC. et al., State Court for Fulton County, Georgia Case No. 99-V51560685. On August 18, 1999, Eric Schindler commenced a lawsuit, naming GTL and the Company as defendants. The Complaint alleges that the Company and GTL failed to pay severance pay pursuant to a written employment contract following Schindler's resignation as an employee and vice president of the Company in May 1999. Specifically, the Complaint alleges (1) breach of contract (against the Company), (2) conspiracy and interference with contract rights (against the Company and GTL), and (3) interference with contract rights (against GTL). The Complaint seeks $85,000 in severance pay on the contract claims, unspecified damages for loss of stock options, punitive damages of at least $450,000, attorneys' fees and costs. The Company and GTL deny any liability, intend to defend themselves vigorously and are considering counterclaims. No responsive pleading has yet been filed. The Company entered into a settlement agreement in October 1999 with Mr. Schindler whereby the Company paid $50,000 to Mr. Schindler and all claims have been dropped. Such amount had been accrued for at September 30, 1999.

      The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of September 30, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 14, 1999 the Company issued 66,667 shares of the Common Stock of the Company to Barbara Riner in consideration of the execution and delivery of a separation and release agreement. The issuance was exempt under
Section 4(2) of the Securities Act.

         In October, 1999, the Company issued 200,000 shares of the Common Stock of the Company upon conversion of a note payable in the principle amount of $400,000 in a transaction exempt under Section 4(2) of the Securities Act.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Stockholders was held on September 17, 1999 to act upon the following matters:

         1. A proposal to ratify and approve the acquisition of IED, and the related issuance of 1,055,745 shares of the Company's Common Stock and 2,495,400 shares of the Company's Series D Convertible Preferred Stock, pursuant to an Asset Purchase and Sale Agreement, dated April 30, 1999, by and between the Company and GTL, as amended by the First Amendment to Asset Purchase and Sale Agreement, dated as of May 14, 1999.

         2. A proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of capital stock of the Company to 42,500,000 of which 40,000,000 shares is Common Stock and 2,500,000 shares is Preferred Stock.

         With respect to the first proposal, 13,506,816 votes were cast for, 63,555 votes were cast against or withheld, and there were 17,150 abstentions. With respect to the second proposal 3,472,176 votes were cast for, 102,395 votes were cast against or withheld, and there were 12,950 abstentions.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        3.1 -- Articles of Amendment to the Second Amended and Restated Articles of Incorporation dated October 6, 1999

        3.2 -- Articles of Amendment to the Second Amended and Restated Articles of Incorporation dated October 6, 1999

        27 -- Financial Data Schedule

    (b) REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30,1999.

                                             Financial           Date of
                                             Statements           Event
               Items Reported                  Filed             Reported
               --------------                  -----             --------
        Change in Certifying Accountants        No               August 2,
                                                                   1999

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 1999                       THE NETWORK CONNECTION, INC.


                                               By: /s/ Irwin L. Gross
                                                  ------------------------------
                                                  Irwin L. Gross
                                                  Chief Executive Officer


                                               By:/s/ Morris C. Aaron
                                                  ------------------------------
                                                  Morris C. Aaron
                                                  Executive Vice President &
                                                  Chief Financial Officer