Form 10QSB/A
period 1999-09-30
NETWORK CONNECTION INC
filed 1999-11-17
CIK 932088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                 -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

                           Commission File No. 1-13760


                          THE NETWORK CONNECTION, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          GEORGIA                                                58-1712432
- -------------------------------                           ----------------------
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

         With respect to the first proposal, 3,506,816 votes were cast for, 63,555 votes were cast against or withheld, and there were 17,150 abstentions. With respect to the second proposal, 3,472,176 votes were cast for, 102,395 votes were cast against or withheld, and there were 12,950 abstentions.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B.

Exhibit
Number                        Description                             Reference
- ------                        -----------                             ---------
3.1         Articles of Amendment to the Second Amended and               *
            Restated Articles of Incorporation of The Network
            Connection, Inc. dated October 6, 1999 and filed
            October 25, 1999 (re: increase of authorized shares)

3.2         Articles of Amendment to the Second Amended and Restated      *
            Articles of Incorporation of The Network Connection, Inc.
            dated October 6, 1999 and filed October 25, 1999
            (re: increase of shares of Series C Preferred)

10.1        Fifth Allonge to Secured Promissory Note, dated July 16,
            1999, made in favor of IFT                                   (1)

10.2        Sixth Allonge to Secured Promissory Note, dated August
            9, 1999, made in favor of IFT                                (1)

10.3        Seventh Allonge to Secured Promissory Note, dated August
            24, 1999, made in favor of IFT                               (1)

10.4        Revolving Credit Note in the Aggregate Amount of Five
            Million Dollars                                              (1)

16.         Letter on Change in Certifying Accountant                    (2)

27.         Financial Data Schedule                                       *

*   Filed herewith

- ----------
(1) Incorporated by reference, filed as an exhibit with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(2) Incorporated by reference, filed as an exhibit with the Company's Current Report on Form 8-K on July 30, 1999.

(b) CURRENT REPORTS ON FORM 8-K

                                               Financial              Date of
             Items Reported                 Statements Filed      Event Reported
             --------------                 ----------------      --------------
     Acquisition of Assets of Interactive         Yes             May 18, 1999
     Technologies, Inc. (as amended by
     Form 8-K/A filed July 30, 1999 to
     provide required financial statements)

     Change in Certifying Accountants             No              August 2, 1999

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 1999                       THE NETWORK CONNECTION, INC.


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