Form 10QSB
period 1999-12-31
NETWORK CONNECTION INC
filed 2000-02-14
CIK 932088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ----------  ----------

     COMMISSION FILE NO. 1-13760

                          The Network Connection, Inc.
        -----------------------------------------------------------------
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
                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding at February 7, 2000
           -----                            -------------------------------
Common Stock, $.001 par value                       12,401,906 shares

                  Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                          THE NETWORK CONNECTION, INC.

                                      INDEX

                         PART I . FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements                                   Page
                                                                            ----
        Condensed  Consolidated  Balance Sheets as of December 31, 1999
          (unaudited) and June 30, 1999 (audited)............................  3

        Condensed Consolidated Statements of Operations
          for the Three Months and Six Months
          Ended December 31, 1999 and 1998 (unaudited).......................  4

        Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended December 31, 1999 and 1998 (unaudited).......................  5

        Notes to Condensed Consolidated Financial Statements.................  6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................................ 10

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 16

Item 2. Changes in Securities................................................ 16

Item 6. Exhibits and Reports on Form 8-K..................................... 16

SIGNATURES................................................................... 17

                          THE NETWORK CONNECTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,       JUNE 30,
                                   ASSETS                          1999              1999
                                                                -----------      -----------
                                                                (UNAUDITED)
Current assets:
 Cash and cash equivalents                                     $    860,211      $  2,751,506
 Restricted cash                                                    462,819           446,679
 Short-term investments                                                  --           302,589
 Accounts receivable                                              1,031,726            75,792
 Notes receivable from related parties                               78,932            98,932
 Inventories, net of allowance of $7,837,595                      3,751,153         1,400,000
 Prepaid expenses                                                   214,478           169,429
 Assets held for sale                                                    --           800,000
 Due from affiliate                                                  11,222                --
 Other current assets                                               100,750           173,999
                                                               ------------      ------------
     Total current assets                                         6,511,291         6,218,926

Note receivable from related party                                   78,000            75,000
Property and equipment, net of accumulated
 depreciation of $948,392 and $683,029, respectively              1,200,421         1,338,580
Intangibles, net of accumulated
 amortization of $443,386 and $74,981, respectively               6,796,980         7,119,806
Other assets                                                         43,900               150
                                                               ------------      ------------
    Total assets                                               $ 14,630,592      $ 14,752,462
                                                               ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                              $  1,418,007      $  1,663,411
 Accrued liabilities                                                761,727           989,342
 Deferred revenue                                                 2,108,151           365,851
 Accrued product warranties                                         144,750                --
 Dividends payable                                                   80,000                --
 Notes Payable                                                        9,121            42,751
 Notes payable to related parties                                    44,694            68,836
                                                               ------------      ------------
    Total current liabilities                                     4,566,450         3,130,191
Notes payable                                                            --         3,467,045
Other liabilities                                                 1,037,289         1,220,340
Due to affiliate                                                         --         1,647,692
                                                               ------------      ------------
    Total liabilities                                             5,603,739         9,465,268
                                                               ------------      ------------
Commitments and contingencies

Stockholders' equity:
 Series B preferred stock par value $0.01 per share,
  1,500 shares authorized issued and outstanding                         15                15
 Series C preferred stock par value $0.01 per share,
  1,600 shares authorized 0 and 800 shares issued and
  outstanding respectively                                               --                 8
 Series D preferred stock par value $0.01 per share,
  2,495,400 authorized, issued and outstanding                       24,954            24,954
 Common stock par value $0.001 per share, 40,000,000
  shares authorized; 12,314,513 and 6,339,076 issued
  and outstanding respectively                                       12,314             6,339
 Additional paid-in capital                                      93,424,987        88,316,945
 Accumulated other comprehensive income:
   Net unrealized loss on investment securities                          --              (526)
 Accumulated deficit                                            (84,435,417)      (83,060,541)
                                                               ------------      ------------
    Total stockholders' equity                                    9,026,853         5,287,194
                                                               ------------      ------------
    Total liabilities and stockholders' equity                 $ 14,630,592      $ 14,752,462
                                                               ============      ============
See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        DECEMBER 31,                  DECEMBER 31,
                                                 -------------------------   ---------------------------
                                                      1999         1998          1999           1998
                                                 -----------   -----------   ------------   ------------
Revenue:
    Equipment sales                              $    46,759   $        --   $ 5,597,319    $     89,028
    Service income                                       --        143,740        59,827         389,037
                                                 -----------   -----------   ------------   ------------
                                                      46,759       143,740     5,657,146         478,065
                                                 -----------   -----------   ------------   ------------
Costs and expenses:
    Cost of equipment sales                           34,534            --     3,454,915         283,714
    Cost of service income                             6,523           480        15,103             736
    General and administrative expenses            1,312,312     1,411,270     2,574,808       6,019,218
    Non-cash compensation expense                    221,882            --       306,882              --
    Provision for doubtful accounts                       --        28,647            --          28,647
    Special charges                                       --            --            --        (190,000)
    Depreciation and amortization expense            323,722        61,720       640,017         383,099
                                                 -----------   -----------   ------------   ------------
                                                   1,898,973     1,502,117     6,991,725       6,525,414
                                                 -----------   -----------   ------------   ------------

        Operating loss                            (1,852,214)   (1,358,377)   (1,334,579)     (6,047,349)

Other:
    Interest expense                                  (3,859)       (1,866)     (139,508)         (4,256)
    Interest income                                   36,954        47,945        77,374          78,659
    Other expense                                    (16,100)     (564,689)       (8,830)       (567,317)
                                                 -----------   -----------   ------------   ------------

        Net loss                                  (1,835,219)   (1,876,987)   (1,405,543)     (6,540,263)

Cumulative dividend on preferred stock               (14,000)           --       (60,000)             --
                                                 -----------   -----------   ------------   ------------
Net loss attributable to common stockholders     $(1,849,219)  $(1,876,987)  $ (1,465,543)  $ (6,540,263)
                                                 ===========   ===========   ============   ============
Basic and diluted net loss per common share      $     (0.27)  $     (1.78)  $      (0.22)  $      (6.20)
                                                 ===========   ===========   ============   ============
Weighted average number of shares outstanding,
  basic and diluted                                6,893,790      1,055,475     6,591,491      1,055,475
                                                 ===========   ===========   ============   ============

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss                                            $(1,405,543)  $(6,540,263)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization                         640,017       383,099
    Special charges                                            --      (190,000)
    Loss on sale of assets held for sale                   37,893
    Loss on disposal of equipment                              --     1,008,953
    Non cash compensation expense                         306,884            --
    Changes in net assets and liabilities,
      net of effect of acquisition:
      Increase in accounts receivable                    (955,934)   (4,878,997)
      Payments due from affiliate                         477,416            --
      (Increase) decrease in inventories               (2,351,153)      107,959
      (Increase) decrease  in prepaid expenses            (45,049)      105,664
      Decrease in other current assets                     73,249       315,236
      (Increase) decrease in other assets                 (43,750)       66,695
      Decrease in accounts payable                       (286,724)     (402,497)
      Decrease in accrued liabilities                    (279,092)     (804,607)
      Increase in deferred revenue                      1,742,300     4,483,870
      Increase (decrease) in accrued product
        warranties                                        144,750    (1,316,046)
                                                      -----------   -----------
          Net cash used in operating activities       $(1,944,738)  $(7,660,934)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchases of investment securities                         (542)           --
  Sale of investment securities                           303,131
  Purchases of property and equipment                    (127,204)      (10,676)
  Proceeds from sale of equipment                              --         9,366
  Proceeds from sale of assets held for sale              762,107            --
  Increase in restricted cash                             (16,140)     (437,503)
                                                      -----------   -----------
          Net cash provided by (used in)
            investing activities                      $   921,352   $  (438,813)
                                                      -----------   -----------

Cash flows from financing activities:
  Payments on notes payable                              (738,260)           --
  Payments received on notes receivable                    17,000            --
  Payments to affilate                                   (188,399)           --
  Capital contribution                                         --     8,163,300
  Employee stock option exercises                          41,750            --
  Payments on capital lease obligations                        --       (62,849)
                                                      -----------   -----------
          Net cash provided by (used in)
            financing activities                      $  (867,909)  $ 8,100,451
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents   (1,891,295)          704

Cash and cash equivalents at beginning of period        2,751,506       111,418
                                                      -----------   -----------
Cash and cash equivalents at end of period            $   860,211   $   112,122
                                                      ===========   ===========

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

BASIS OF PRESENTATION

(1) PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of The Network Connection, Inc. and its wholly-owned subsidiary TNCi UK Limited (the "Company" or "TNCi"). All significant intercompany accounts have been eliminated.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the eight-month transition period ended June 30, 1999, included in the Company's Annual Report on Form 10-KSB.

     The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the amounts in the June 30, 1999 balance sheet to conform with the December 31, 1999 presentation.

     On May 18, 1999, Global Technologies, Ltd. ("Global") received from the Company 1,055,745 shares of its Common Stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of Global's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, Global is considered the accounting acquiror, and although the legal capital structure carries forward, the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, and 10-QSB, among others, as of and for all periods through March 31, 1999, will be replaced with those of IED.

     The financial statements as of and for the three months and six months ended December 31, 1998, reflect the historical results of Global's IED as previously included in Global's consolidated financial statements. The Transaction date for accounting purposes was May 1, 1999. As of December 31, 1999, the Company is an 81% owned subsidiary of Global whose ownership is represented by 1,500 shares of the Company's Series B 8% Convertible Preferred Stock, 2,495,400 shares of the Company's Series D Convertible Preferred Stock and 6.8 million shares of the Company's Common Stock. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

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

(3) NOTES PAYABLE

     Prior to the Transaction, the Company entered into a Secured Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets (the "Promissory Note"). The Promissory Note was convertible into shares of the Company's Series C 8% Convertible Preferred Stock ("Series C Stock") at the discretion of Global. The Note had an original maturity of May 14, 1999 but had been extended until September 2001.

     In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes of the Company, respectively, from the holders of such notes (the "Series Notes"). Concurrent with such purchase by Global, the Company executed the allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global had also advanced working capital to the Company in the form of intercompany advances. In August 1999, the Company executed an allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note and granted Global the ability to convert the Promissory Note directly into shares of the Company's Common Stock as an administrative convenience.

     On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into shares of the Company's Common Stock. Such conversion, to the extent it exceeded approximately one million shares of the Company's Common Stock on August 24, 1999, was contingent upon receiving shareholder approval to increase the authorized share capital of the Company. This increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of the Company's shareholders. Accordingly, in December 1999, the Company issued to Global 4,802,377 shares of its Common Stock based on the conversion date of August 24, 1999. Separately from the Promissory Note, the Company issued 886,140 shares of its Common Stock to Global upon conversion of the Series C Stock held by Global.

     Also on August 24, 1999, the Global Board of Directors approved a $5 million secured revolving credit facility by and between Global and the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at Global's option, into shares of the Company's Common Stock at a price equal to the lesser of 66.7% of the trailing five-day average share price of the preceding 20 days, $1.50 per share or any lesser amount at which Common Stock has been issued to third parties. Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding as of August 24, 1999, without shareholder approval. As of December 31, 1999, no amounts were outstanding under the Facility. As of December 31, 1999, Global did not have sufficient cash for the Company to borrow the full $5 million under the Facility. Should the Company draw on the Facility, Global would have to obtain financing or sell assets to meet its obligations under the Facility.

     In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds from the sale, plus cash of approximately $80,000 was used by the Company to repay a Note payable due April 19, 2001 in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from sale were used to retire a Note payable due 2009 in the principal amount of $217,000.

     In October 1999, a note payable in the principle amount of $400,000 due September 5, 1999 was converted into 200,000 shares of the Company's Common Stock.

(4) WARRANTS

     In December 1999, the Company issued common stock purchase warrants to purchase 25,000 shares of the Company's Common Stock at $6.50 per share to Emden Consulting Corp. in exchange for advisory services. The exercise period of the warrants expires in December 2004. Non-cash compensation expense of $110,941 was recorded in the current period.

     In December 1999, the Company issued common stock purchase warrants to purchase 25,000 shares of the Company's Common Stock at $6.50 per share to Waterton Group LLC in exchange for advisory services. The exercise period of the warrants expires in December 2004. Non-cash compensation expense of $110,941 was recorded in the current period.

     In December 1999, the Company issued common stock purchase warrants to purchase 100,000 shares of the Company's Common Stock at prices ranging from $6 to $10 per share to Continental Capital & Equity Corp. in exchange for public relations and advisory services. The warrants vest over a period of 270 days and the exercise period of the warrants expires in February 2002. Non-cash compensation expense will be recognized over the 12 months of the agreement.

(5) OPTION GRANTS

     In October 1999, the Compensation Committee of the Board of Directors of the Company recommended option grants to purchase up to 500,000 shares of the Company's Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of the Company. Such recommendation was adopted and approved by the Board of Directors. One quarter of these options vested immediately and one quarter vest over three years. The remainder vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year schedule in the event certain performance milestones are achieved. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire in October 2009.

(6) SEGMENT INFORMATION

     Through December 31, 1999 the Company operated principally in one industry segment; development, manufacturing and marketing of computer-based entertainment and data networks. Historically, the Company's principal revenues have been derived from European customers.

     For the six months ended December 31, 1999 and 1998, respectively, one customer accounted for approximately 96% and a separate customer accounted for almost 100% of the Company's sales. Outstanding receivables from these two customers were $9,576 and $5,278,545, respectively, at December 31, 1999 and December 31, 1998.

(7) COMMITMENTS AND CONTINGENCIES

(a) LAWSUIT

     Swissair/MDL-1269, IN RE AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern District of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global Technologies, Ltd. ("Global" formerly known as Interactive Flight Technologies, Inc.). Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global. TNCi has been named in some of the lawsuits filed by families of victims on a successor liability theory. TNCi denies all liability for the crash. TNCi is being defended by the aviation insurer for Global.

     FEDERAL EXPRESS CORPORATION V. THE NETWORK CONNECTION, INC., State Court of Forsyth County, State of Georgia, Civil Action File No. 99-V51560685. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation and relates to charges incurred by prior management. The suit alleges the Company owes Federal Express approximately $110,000 for past services rendered. The Company is currently discussing settlement with Federal Express.

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, the Company's former Chief Operating and Financial Officer, and a former Director filed a claim on November 24, 1999 alleging a breach of his employment agreement. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Company is currently defending the claim.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of December 31, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) CARNIVAL AGREEMENT

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which has been in operational use since October 1999. Under the terms of the agreement, the Company receives payment for 50% of the sales price of the system in installments through commencement of operation of the system. Recovery of the remaining sales price of the system is to be done through the receipt of the Company's 50% share of revenues generated by the system over future periods.

     The terms of the Carnival Agreement provide that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement. The acceptance period for the Fantasy and Destiny class ships are twelve months and three months, respectively. As of December 31, 1999, the Company recorded deferred revenue of $2,108,151, reflecting amounts paid by Carnival towards the purchase price of CruiseView(TM) aboard these ships. As of December 31, 1999, the Company had not recognized any revenue in association with the Carnival Agreement. In January 2000, the systems installed aboard the Fantasy and Destiny class ships were accepted by Carnival.

     The Company has concluded that the cost of building and installing CruiseView(TM) systems in carnival ships pursuant to the agreement with Carnival may exceed the revenue earned in connection therewith. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The company is currently endeavoring to renegotiate the terms of the agreement with Carnival.

(8) SUBSEQUENT EVENTS -- LETTER OF INTENT FOR CONVERTIBLE PREFERRED DEBENTURES

     In January 2000, the Company entered into a Letter of Intent relating to the issuance of Subordinated Convertible Debenture (the "Debenture") and warrants to purchase shares of the Company's Common Stock for net proceeds to the Company of $5.8 million. The letter provides that over the 24-month term, of the Debenture, it will accrue interest at an annual rate equal to the prime interest rate. Under the terms of the letter, the Company shall provide a Letter of Credit equal to 50% of the outstanding principle balance of the Debenture and that the Company shall register the shares of Common Stock into which the Debenture and warrants are convertible or exercisable, as the case may be. The letter of credit requirement shall be reduced to 35% of the outstanding principal balance of the Debenture 45 days after the effective date of the registration statement.

     Beginning on the funding date, the holder of the Debenture shall be permitted each month to convert a pro rata portion (according to a 12-month term payment schedule) of principal amount of the Debenture plus accrued interest into shares of Common Stock at a conversion price equal to the lesser of (i) 130% of the average closing price of the Company's Common Stock for the 10 consecutive trading days prior to the funding date, or (ii) 100% of the average three low daily trades selected by the holder of the Debenture for the 12 days prior to the submission of the conversion notice. The letter also provides the Company with certain prepayment and forced conversion rights.

     Additionally, the holder of the Debenture is to receive 120,000 warrants to purchase Common Stock of the Company at a price equal to 130% of the average closing price of Common Stock for the five consecutive trading days prior to the funding date. The warrants are callable under certain circumstances and expire five years from date of issue. Proceeds from this transaction will be used to fund general operations of the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

DESCRIPTION OF BUSINESS

     The Network Connection, Inc. (the "Company") is engaged in the design, manufacture, installation and maintenance of advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems, and procuring and providing the content available through the systems. These all-digital systems deliver an on-demand, multimedia experience via high-speed, high-performance Internet protocol networks. These systems are designed to provide users access to information, entertainment and a wide array of service options, such as shopping for goods and services, computer games, access to the World Wide Web and on-line gambling where permitted by applicable law. The service options available are customized for each installation and generally vary depending on the environment in which the system is installed. The Company's targeted markets for these products are hotels and time-share properties, cruise ships, educational institutions and corporate training, and passenger trains.

BASIS OF PRESENTATION

     On May 18, 1999, Global Technologies, Ltd. ("Global") received from the Company 1,055,745 shares of its Common Stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of Global's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, Global is considered the accounting acquiror, and although the legal capital structure carries forward, and the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, and 10-QSB, among others, as of and for all periods through March 31, 1999, will be replaced with those of IED.

     The financial statements as of and for the three months and six months ended December 31, 1998 reflect the historical results of Global's IED as previously included in Global's consolidated financial statements. The Transaction date for accounting purposes was May 1, 1999. As of December 31, 1999, the Company is an 81% owned subsidiary of Global whose ownership is represented by 1,500 shares of the Company's Series B 8% Convertible Preferred Stock, 2,495,400 shares of the Company's Series D Preferred Stock and 6.8 million shares of the Compny's Common Stock. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

RESULTS OF OPERATIONS

     REVENUES.

     Revenue for the quarter ended December 31, 1999 was $46,759, a decrease of $96,981 (or 67%) compared to revenue of $143,740 for the corresponding period of the previous fiscal year. Revenue for the six months ended December 31, 1999 was $5,657,146, an increase of $5,179,081 (or 1,083%) compared to revenue of $478,065 for the corresponding period of the previous fiscal year. Equipment sales generated during six months ended December 31, 1999 were principally from the sale of 195 of the Company's Cheetah(TM) video servers in connection with the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project. Service income of $59,827 for the six months ended December 31, 1999 was generated from system design services provided to ALSTOM Transport LTD ("Alstom"). The Company provided these services to Alstom, but expects no further business from Alstom as they plan to create a subsidiary that would compete with the Company in the passenger rail market. Equipment sales of $89,028 during the six-month period ended December 31, 1998 were generated from the sale of spare parts needed for the entertainment networks installed previously on three Swissair aircraft. Service income of $143,740 and $389,037 for the three months and six months ended December 31, 1998, respectively, was principally generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty contract.

     COST OF SALES.

     Cost of equipment sales and service income for the quarter ended December 31, 1999 were $41,057, an increase of $40,577 over cost of equipment sales and service income of $480 for the corresponding quarter of the previous fiscal year. Cost of equipment sales and service income for the six months ended December 31, 1999 were $3,470,018, an increase of $3,185,568 or (1,120%) over cost of equipment sales and service income of $284,450 for the corresponding period of the previous fiscal year. Cost of equipment sales for the six months ended December 31, 1999 was comprised principally of material costs and estimated warranty costs for the 195 video servers for the Georgia schools project. Cost of equipment sales for the corresponding period ended December 31, 1998 was comprised of material, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the entertainment networks installed in Swissair aircraft.

     GENERAL AND ADMINISTRATIVE.

     General and administrative expenses for the quarter ended December 31, 1999 were $1,312,312, a decrease of $98,958 (or 7%) compared to expenses of $1,411,270 for the corresponding quarter of the previous fiscal year. General and administrative expenses for the six months ended December 31, 1999 were $2,574,808, a decrease of $3,359,410 (or 56%) compared to expenses of $6,019,218 for the corresponding period of the previous fiscal year. The decrease in expenses during the six months ended 1999 over 1998 is principally attributed to a $3.1 million severance payment recorded September 1998 for three former executives of the former IED. Significant components of general and administrative expenses include payroll costs and legal and professional fees.

     NON-CASH COMPENSATION

     A non-cash charge of $221,882 of compensation expense related to the issuance of warrants in exchange for services in the three and six months ended December 31, 1999, and $85,000 related to non-cash compensation to a former employee as part of a severance package in the 6 months ended December 31, 1999.

     DEPRECIATION AND AMORTIZATION.

     Depreciation and amortization expense for the quarter ended December 31, 1999 was $323,722, an increase of $262,002 (or 425%) compared to depreciation and amortization expense of $61,720 for the corresponding period ended December 31, 1998. Depreciation and amortization expense for the quarter ended December 31, 1999 is comprised of property, plant and equipment depreciation of $133,207 and intangible amortization of $190,515. Depreciation and amortization expense for the corresponding period ended December 31, 1998 was comprised of property, plant and equipment depreciation of $61,720. There was no intangible amortization expense for the 1998 period. Depreciation and amortization expense for the six months ended December 31, 1999 was $640,017, an increase of $256,918 (or 67%) compared to depreciation and amortization expense of 407,056 for the corresponding period ended December 31, 1998. Depreciation and amortization expense for the six months ended December 31, 1999 is comprised of property, plant and equipment depreciation of $265,362 and intangible amortization of $374,655. Depreciation and amortization expense for the corresponding period ended December 31, 1998 is comprised of property, plant and equipment depreciation of $383,099. There was no intangible amortization for the 1998 period. The decrease in property, plant and equipment depreciation in the current six-month period is a result of equipment write-offs of $1,006,532 during October 1998 partially offset by depreciation of assets acquired during May 1999 as a result of the merger.

     SPECIAL CHARGES.

     There were no special charges for the quarter ended December 31, 1999 or for the corresponding period ended December 31, 1998. Special charges for the six months ended December 31, 1999 were zero compared to a credit of $190,000 during the corresponding period ended December 31, 1998. A recovery of $190,000 was recognized during September 1998 as a result of a reduction in the number of entertainment networks installed in Swissair aircraft requiring maintenance.

     PROVISION FOR DOUBTFUL ACCOUNTS.

     There were no provisions for doubtful accounts for the three and six months ended December 31, 1999 compared to $28,647 for the corresponding periods of the previous fiscal year. The provisions in the previous fiscal year resulted from entertainment programming services provided to Swissair for which the Company has not been paid.

     INTEREST EXPENSE.

     Interest expense for the quarter ended December 31, 1999 was $3,859 compared to $1,866 for the corresponding period ended December 31, 1998. Interest expense for the six months ended December 31, 1999 was $139,508 compared to $4,256 for the corresponding period ended December 31, 1998.
Interest expense for the six-month period of the current fiscal year can be attributed principally to long-term debt obligations of the Company, whereas interest expense for the corresponding period of the previous fiscal year is attributable to the Company's capital leases for furniture which expired in September 1999.

     INTEREST INCOME.

     Interest income was $36,954 and $77,374 for the three and six months ended December 31, 1999 compared to $47,945 and $78,659 for the three and six months ended December 31, 1998, respectively. Interest income for the three and six-month period ended December 31, 1999 was principally generated from short-term investments of working capital, whereas interest income for the corresponding period ended December 31, 1998 is attributable to Swissair extended warranty billings.

     OTHER EXPENSE.

     Other expense of $16,100 and $8,830 for the three and six months ended December 31, 1999, respectively, represent a loss on the buyout of a capital lease for furniture as well as losses incurred on the sale of two buildings located in Alpharetta, Georgia. Other expense of $564,689 and $567,317 for the three and six-month period ended December 31, 1998, respectively, resulted from furniture and equipment write-offs of $1,006,532 during October 1998, partially offset by the recovery of furniture and equipment written off in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had working capital of approximately $1,945,000. Prior to June 30, 1999, the Company's primary source of funding had been through contributed capital from Global. In August 1999, the Company received an order for $5.3 million for the manufacture, delivery and installation of 195 of the Company's Cheetah(TM) multimedia video servers in connection with the Georgia MRESA Net 2000 project; and a service order under an agreement with Carnival Cruise Lines for installation of a second CruiseView(TM) system. In addition, as of the date hereof, the Company had received orders for installation of its InnView(TM) system in one hotel in California and one hotel in Arizona. The Company has received the full payment of $5.3 million in connection with the Net 2000 project. The Company received an installment payment from Carnival in August 1999. Working capital will continue to decrease as the Company continues to invest in inventory for orders under the agreement with Carnival and the two hotel orders, invests in business development, and to the extent it is successful in generating additional orders for sales of its systems, which are longer term by nature.

     During the six months ended December 31, 1999, the Company used $1,944,738 of cash for operating activities, a decrease of $5,716,196 from the $7,660,934 of cash used for the corresponding period of 1998. The cash utilized in operations during the six months ended December 31, 1999, resulted primarily from the net loss, increases in accounts receivable and in inventories, as well as decreases in accounts payable and accrued liabilities, partially offset by increases in deferred revenue and accrued product warranties.

     Cash flows provided by investing activities were $921,352 during the six months ended December 31, 1999. The increase in cash resulted primarily from the sale of investment securities in the quarter ended December 31, 1999 and proceeds from the sale of two buildings held for sale (one in the first quarter, and one in the second quarter), offset by purchases of property and equipment in first quarter.

     During the six months ended December 31, 1999, cash used in financing activities of $867,909 resulted primarily from payments made on notes payable, as well as payments made to an affiliate.

     In October 1999, a note payable in the principle amount of $400,000 due September 5, 1999 was converted into 200,000 shares of the Company's Common Stock.

     Prior to the Transaction, the Company entered into a secured promissory note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets (the "Promissory Note"). The Promissory Note is convertible into shares of the Company's Series C 8% Convertible Preferred Stock ("Series C Stock") at the discretion of Global. The Note had an original maturity of May 14, 1999 but has been extended until September 2001.

     In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes, respectively, from the holders of such notes (the "Series Notes"). Concurrent with such purchase by Global, the Company executed the allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global had also advanced working capital to the Company in the form of intercompany advances. In August 1999, the Company executed an allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note and granted Global the ability to convert the Promissory Note directly into shares of the Company's Common Stock as an administrative convenience.

     On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into shares of the Company's Common Stock. Such conversion, to the extent it exceeded approximately one million shares of the Company's Common Stock on August 24, 1999, was contingent upon receiving shareholder approval to increase the authorized share capital of the Company. This increase in authorized share capital was subsequently approved on September 17, 1999 at the September 17, 1999 Special Meeting of the Company's
shareholders.  Accordingly,  in  December  1999,  the  Company  issued to Global

4,802,377 shares of its Common Stock based on the conversion date of August 24, 1999. Separately from the Promissory Note, the Company issued 886,140 shares of Common Stock to Global upon conversion of the the Company's Series C 8% Convertible Preferred Stock ("Series C Stock") held by Global.

     On August 24, 1999, the Global Board of Directors approved a $5 million secured revolving credit facility by and among Global and the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at Global's option, into shares of the Company's Common Stock at a price equal to the lesser of 66.7% of the trailing five-day average share price, $1.50 per share, or any lesser amount at which Common Stock has been issued to third parties. Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of Common Stock in excess of 19.99% of the number of shares of Common Stock as of August 24, 1999, without shareholder approval. As of December 31, 1999, no amounts were outstanding under the Facility. As of December 31, 1999, Global did not have sufficient cash for the Company to borrow the full $5 million under the Facility. Should the Company draw on the Facility, Global would have to obtain financing or sell assets to meet its obligations under the Facility.

     In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds from the sale, plus cash of approximately $80,000 was used by the Company to repay a Note payable due April 19, 2001 in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from sale were used to retire a Note payable due 2009 in the principal amount of $217,000.

     The terms of the agreement with Carnival (the "Carnival Agreement") provide that Carnival may return any CruiseView(TM) system within the Acceptance Period, as defined in the Carnival Agreement. For the "Fantasy" class ship on which CruiseView(TM) was installed in December 1998, the acceptance period is 12 months. The acceptance period for the system installed in October 1999 on the "Destiny" class ship was three months. As of December 31, 1999, the Company recorded deferred revenue of $2,108,151, reflecting amounts paid by Carnival for installations on two Carnival ships to date. As of December 31, 1999, the Company had not recognized any revenue in association with the Carnival Agreement. In January 2000, the systems installed aboard the Fantasy and Destiny Class ships were accepted by Carnival.

     The Company has concluded that the cost of building and installing CruiseView(TM) systems in carnival ships pursuant to the agreement with Carnival may exceed the revenue earned in connection therewith. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The company is currently endeavoring to renegotiate the terms of the agreement with Carnival.

     January 2000, the Company entered into a Letter of Intent relating to the issuance of Subordinated Convertible Debenture (the "Debenture") and warrants to purchase shares of the Company's Common Stock for net proceeds to the Company of $5.8 million. The letter provides that over the 24-month term, of the Debenture, it will accrue interest at an annual rate equal to the prime interest rate. Under the terms of the letter, the Company shall provide a Letter of Credit equal to 50% of the outstanding principle balance of the Debenture and that the Company shall register the shares of Common Stock into which the Debenture and warrants are convertible or exercisable, as the case may be. The letter of credit requirement shall be reduced to 35% of the outstanding principal balance of the Debenture 45 days after the effective date of the registration statement.

     Beginning on the funding date, the holder of the Debenture shall be permitted each month to convert a pro rata portion (according to a 12-month term payment schedule) of principal amount of the Debenture plus accrued interest into shares of Common Stock at a conversion price equal to the lesser of (i) 130% of the average closing price of the Company's Common Stock for the 10 consecutive trading days prior to the funding date, or (ii) 100% of the average three low daily trades selected by the holder of the Debenture for the 12 days prior to the submission of the conversion notice. The letter also provides the Company with certain prepayment and forced conversion rights.

     Additionally, the holder of the Debenture is to receive 120,000 warrants to purchase Common Stock of the Company at a price equal to 130% of the average closing price of Common Stock for the five consecutive trading days prior to the funding date. The warrants are callable under certain circumstances and expire five years from date of issue. Proceeds from this transaction will be used to fund general operations of the Company.

     The Company believes that its current cash balances plus interest received on such balances, the $5 million Facility with Global, (which as of December 31, 1999, Global had insufficient cash to fund, and would have to obtain financing or sell assets to meet funding obligations under the Facility), and the proceeds from the Debenture are sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

     The Company is currently using its working capital to finance inventory purchases and other expenses associated with the delivery and installation of Company products, and general and administrative costs.

INFLATION AND SEASONALITY

     The Company does not believe that it is significantly impacted by inflation. The Company's operations are not seasonal in nature, except to extent fluctuations in quarterly operating results occur due to the cyclical nature of government funding obtained in connection with education programs with which the Company may become involved. The Company is not currently involved with any such program and gives no assurance that it will be in the future.

YEAR 2000

     Many currently installed computer systems and software products were coded to accept only two digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although we are not aware of any material Year 2000 issues a this time, Year 2000 problems may occur or be made known to us in the future. Year 2000 issues may possibly affect software solutions developed by us or third-party software incorporated into our solutions. We generally do not guarantee that the software licensed from third-parties by our clients is Year 2000 compliant, but we sometimes do warrant that solutions developed by us are Year 2000 compliant.

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in procuring and providing compelling content for its systems; the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served by the Company.

                           PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     Bryan R. Carr v. The Network Connection, Inc. and Global Technologies, Ltd., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, the Company's former Chief Operating and Financial Officer, and a former Director filed a claim on November 24, 1999 alleging a breach of his employment agreement. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Company is currently defending the claim.

     Eric  Schindler v.  Interactive  Flight  Technologies,  Inc., et al., State
Court for Fulton County, Georgia, Case No. 99-V51560685. On August 18, 1999, Eric Schindler served a lawsuit on Global (formerly Interactive Flight Technologies, Inc.), naming Global and TNCi as defendants. The Complaint alleged that TNCi and Global failed to pay severance pay pursuant to a written employment contract following Schindler's resignation as an employee and vice president of TNCi in May 1999. Specifically, the Complaint alleged (1) breach of contract (against TNCi), (2) conspiracy and interference with contract rights (against TNCi and Global), and (3) interference with contract rights (against Global). Mr. Schindler sought $85,000 in severance pay on the contract claims, unspecified damages for loss of stock options, punitive damages of at least $450,000, attorneys' fees and costs. TNCi and Mr. Schindler entered into a settlement agreement in October 1999, whereby TNCi paid $50,000 to Mr. Schindler and all claims have been dropped.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of December 31, 1999, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

     In October 1999, the Company issued 200,000 shares of Common Stock of the Company upon conversion of a note payable in the principle amount of $400,000 in a transaction exempt under Section 4(2) of the Securities Act.

     On November 10, 1999, the Company granted Irwin L. Gross an option to purchase up to 500,000 shares of its Common Stock at an exercise price per share of $2.00, the closing price of a share of stock as reported on the Nasdaq SmallCap Market for November 10, 1999. One quarter of the options vested on the date of grant and one quarter vest in equal installments on each of the first three anniversaries of the date of grant. The remaining half of the options vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event of the achievement of certain performance milestones. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     In November 1999, the Board of Directors approved the issuance of 79,091 shares of the Company's Common Stock to Coche Capital in connection with an April 1999 financing agreement. This transaction is exempt under Section 4(2) of the Securities Act.

     In December 1999, the Company issued 4,802,377 million and 886,000 shares of its Common Stock to Global Technologies, Ltd. (Global) in connection with Global's conversion of its Secured Promissory Note and Series C Stock, respectively. These transactions are exempt under Section 4(2) of the Securities Act.

     In December 1999, the Company issued stock purchase warrants to purchase 25,000 shares of Common Stock at $6.50 per share to Emden Consulting Corp. in exchange for advisory services. The exercise period of the warrants expires in December 2004. This issuance is exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     In December 1999, the Company issued stock purchase warrants to purchase 25,000 shares of Common Stock at $6.50 per share to Waterton Group LLC in exchange for advisory services. The exercise period of the warrants expires in December 2004. This issuance is exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

     On December 27, 1999, the Company entered into an agreement to issue 29,500 shares of its Common Stock to Continental Capital & Equity Corp. ("CCEC"). In addition, the Company will issue a warrant covering 100,000 shares of Common Stock to CCEC. The warrants are exercisable at prices ranging from $6.00 to $10.00 per share of Common Stock and vest over a period of 270 days from issuance. The warrants expire in February 2002. These issues were made in consideration of public relations and advisory services to be provided by CCEC and are exempt from the registration provisions of the Securities Act under
Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit
  No.                         Description                             Reference
-------                       -----------                             ---------
3.1     Articles of  Amendment  to the Second  Amended and  Restated     (1)
        Articles of  Incorporation of The Network  Connection,  Inc.
        dated  October  6,  1999 and  filed  October  25,  1999 (re:
        increase of authorized shares).

3.2     Articles of  Amendment  to the Second  Amended and  Restated     (1)
        Articles of  Incorporation of The Network  Connection,  Inc.
        dated October 6, 1999 and filed October 25, 1999 (re: increase in shares of Series C Preferred).

10.1    Agreement  between  Carnival  Corporation  and  The  Network      *
        connection, Inc.

10.2    Service Agreement between The Network  Connection,  Inc. and      *
        Stephen J. Ollier.

10.3    Option Grant Agreement between The Network Connection,  Inc.      *
        and Irwin L. Gross.

10.4    Agreement between Embassy Suites and The Network Connection.      *

10.5    Agreement between Radison Resort and The Network Connection.      *

27      Financial Data Schedule.                                          *

------------
*    Filed herewith.
(1) Filed as an exhibit with the Company's Quarterly Report 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 16, 1999, File No. 1-13760.


     (b)  REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 2000               THE NETWORK CONNECTION, INC.


                                        By: /s/ Irwin L. Gross
                                            ------------------------------------
                                            Irwin L. Gross
                                            Chief Executive Officer


                                        By: /s/ Morris C. Aaron
                                            ------------------------------------
                                            Morris C. Aaron
                                            Executive Vice President &
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
  No.                         Description                             Reference
-------                       -----------                             ---------
3.1     Articles of  Amendment  to the Second  Amended and  Restated     (1)
        Articles of  Incorporation of The Network  Connection,  Inc.
        dated  October  6,  1999 and  filed  October  25,  1999 (re:
        increase of authorized shares).

3.2     Articles of  Amendment  to the Second  Amended and  Restated     (1)
        Articles of  Incorporation of The Network  Connection,  Inc.
        dated October 6, 1999 and filed October 25, 1999 (re: increase in shares of Series C Preferred).

10.1    Agreement  between  Carnival  Corporation  and  The  Network      *
        connection, Inc.

10.2    Service Agreement between The Network  Connection,  Inc. and      *
        Stephen J. Ollier.

10.3    Option Grant Agreement between The Network Connection,  Inc.      *
        and Irwin L. Gross.

10.4    Agreement between Embassy Suites and The Network Connection.      *

10.5    Agreement between Radison Resort and The Network Connection.      *

27      Financial Data Schedule.                                          *