Form 10QSB
period 2000-03-31
NETWORK CONNECTION INC
filed 2000-05-15
CIK 932088

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 --------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______ to ______

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

                              222 North 44th Street
                             Phoenix, Arizona 85034
                       -----------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 629-6200
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                       Outstanding at May 8, 2000
          -----                                       --------------------------
Common Stock, $.001 par value                               12,801,970 shares

          Transitional Small Business Disclosure Format Yes [ ] No [X]

================================================================================

                          THE NETWORK CONNECTION, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
         (unaudited) and June 30, 1999 (audited)............................  3

         Condensed Consolidated Statements of Operations for the Three
         Months and Nine Months Ended March 31, 2000 and 1999 (unaudited)...  4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended March 31, 2000 and 1999 (unaudited)...................  5

         Notes to Condensed Consolidated Financial Statements...............  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 17

Item 2.  Changes in Securities.............................................. 17

Item 6.  Exhibits and Reports on Form 8-K................................... 18

SIGNATURES.................................................................. 19

                          THE NETWORK CONNECTION, INC.
                            CONDENSED BALANCE SHEETS

                                                                        MARCH 31,           JUNE 30,
                             ASSETS                                       2000               1999
                                                                      ------------       ------------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                                           $    258,459       $  2,751,506
  Restricted cash                                                          463,405            446,679
  Short-term investments                                                        --            302,589
  Accounts receivable                                                       21,087             75,792
  Notes receivable from related parties                                     53,551             98,932
  Inventories, net of allowance of $7,837,595                            5,010,311          1,400,000
  Prepaid expenses                                                         202,361            169,429
  Assets held for sale                                                          --            800,000
  Due from affiliate                                                        48,986                 --
  Other current assets                                                     257,973            173,999
                                                                      ------------       ------------
      Total current assets                                               6,316,133          6,218,926
Note receivable from related party                                          78,000             75,000
Property and equipment, net of accumulated depreciation
  of $1,087,670 and $683,029, respectively                               1,235,920          1,338,580
Intangibles, net of accumulated amortization of $630,368
  and $74,981, respectively                                              6,767,262          7,119,806
Other assets                                                                37,650                150
                                                                      ------------       ------------

Total assets                                                          $ 14,434,965       $ 14,752,462
                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $  2,778,905       $  1,663,411
  Accrued liabilities                                                      925,336            989,342
  Deferred revenue                                                       2,108,151            365,851
  Accrued product warranties                                               291,796                 --
  Dividends payable                                                        110,000                 --
  Notes payable                                                              6,190             42,751
  Notes payable to related parties                                              --             68,836
                                                                      ------------       ------------
      Total current liabilities                                          6,220,378          3,130,191
Notes payable                                                            1,080,000          3,467,045
Other liabilities                                                          945,765          1,220,340
Due to affiliate                                                                --          1,647,692
                                                                      ------------       ------------
      Total liabilities                                                  8,246,143          9,465,268
                                                                      ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Series B preferred stock par value $0.01 per share, 1,500
    shares authorized issued and outstanding                                    15                 15
  Series C preferred stock par value $0.01 per share, 1,600 shares
    authorized; zero and 800 issued and outstanding, respectively               --                  8
  Series D preferred stock par value $0.01 per share, 2,495,400
    authorized, issued and outstanding                                      24,954             24,954
  Common stock par value $0.001 per share, 40,000,000 shares authorized; 12,800,046 and 6,339,076 issued and
    outstanding, respectively                                               12,801              6,339
  Additional paid-in capital                                            93,522,223         88,316,945
  Accumulated other comprehensive income:
  Loss on foreign currency translation                                      (1,141)                --
  Net unrealized loss on investment securities                                  --               (526)
  Accumulated deficit                                                  (87,370,030)       (83,060,541)
                                                                      ------------       ------------
      Total stockholders' equity                                         6,188,822          5,287,194
                                                                      ------------       ------------

      Total liabilities and stockholders' equity                      $ 14,434,965       $ 14,752,462
                                                                      ============       ============

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                Three months ended March 31,         Nine months ended March 31,
                                               ------------------------------      ------------------------------
                                                  2000               1999              2000              1999
                                               ------------      ------------      ------------      ------------
Revenue:
  Equipment sales                              $        590      $         --      $  5,597,909      $     89,028
  Service income                                         --                --            59,827           389,037
                                               ------------      ------------      ------------      ------------
                                                        590                --         5,657,736           478,065
                                               ------------      ------------      ------------      ------------
Costs and expenses:
  Cost of equipment sales                           225,669                --         3,680,584           283,714
  Cost of service income                             21,189                --            36,292               736
  General and administrative expenses             2,103,517           928,600         4,678,325         6,947,818
  Non cash compensation expense                     238,429                --           545,311                --
  Provision for doubtful accounts                        --                --                --            28,647
  Special charges                                        --                --                --          (190,000)
  Depreciation and amortization expense             332,511            60,521           972,528           443,620
                                               ------------      ------------      ------------      ------------
                                                  2,921,315           989,121         9,913,040         7,514,535
                                               ------------      ------------      ------------      ------------

Operating loss                                   (2,920,725)         (989,121)       (4,255,304)       (7,036,470)

Other:
  Interest expense                                  (11,331)           (1,358)         (150,839)           (5,614)
  Interest income                                    13,354            39,529            90,728           118,188
  Other expense                                     (15,911)               --           (24,741)         (567,317)
                                               ------------      ------------      ------------      ------------

Net loss                                         (2,934,613)         (950,950)       (4,340,156)       (7,491,213)

Cumulative dividend on preferred stock              (30,000)               --           (90,000)               --
                                               ------------      ------------      ------------      ------------

Net loss attributable to common stockholders   $ (2,964,613)     $   (950,950)     $ (4,430,156)     $ (7,491,213)
                                               ============      ============      ============      ============

Basic and diluted net loss per common share    $      (0.24)     $      (0.90)     $      (0.52)     $      (7.10)
                                               ============      ============      ============      ============

Weighted average number of shares
 outstanding, basic and diluted                  12,432,543         1,055,475         8,476,461         1,055,475
                                               ============      ============      ============      ============

See accompanying notes to financial statements.

                          THE NETWORK CONNECTION, INC.
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                   NINE                NINE
                                                               MONTHS ENDED        MONTHS ENDED
                                                                 MARCH 31,           MARCH 31,
                                                                   2000                1999
                                                                -----------         -----------
Cash flows from operating activities:
  Net loss                                                     $(4,340,156)         $(7,491,213)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization                                  972,528              443,620
    Special charges                                                     --             (190,000)
    Loss on sale of assets held for sale                            37,893                   --
    Loss on disposal of equipment                                       --            1,006,523
    Non cash compensation expense                                  545,311                   --
    Changes in net assets and liabilities, net of
     effect of acquisition:
     Increase (decrease) in accounts receivable                     54,705             (717,550)
     Payments due from affiliate                                   (48,986)                  --
     (Increase) decrease in inventories                         (3,610,311)              86,643
     (Increase) decrease in prepaid expenses                       (32,932)             175,286
     (Increase) decrease in other current assets                   (83,974)             293,919
     (Increase) decrease in other assets                           (43,750)              66,695
     Increase (decrease) in accounts payable                       916,910             (877,794)
     Decrease in accrued liabilities                              (196,208)          (1,056,702)
     Increase in deferred revenue                                1,742,300            1,900,518
     Increase (decrease) in accrued product warranties             291,698           (1,426,013)
                                                               -----------          -----------
         Net cash used in operating activities                 $(3,794,972)         $(7,786,068)
                                                               -----------          -----------
Cash flows from investing activities:
  Purchases of investment securities                                  (542)                  --
  Sale of investment securities                                    303,131                   --
  Purchases of property and equipment                             (305,571)             (31,346)
  Proceeds from sale of equipment                                    3,590               13,216
  Proceeds from sale of assets held for sale                       762,107                   --
  Increase in restricted cash                                      (16,726)            (442,282)
                                                               -----------          -----------
         Net cash provided by (used in)
          investing activities                                 $   745,989          $  (460,412)
                                                               -----------          -----------
Cash flows from financing activities:
  Payments on notes payable                                       (785,364)                  --
  Payments received on notes receivable                             42,381                   --
  Borrowings under revolving credit facility                     1,080,000                   --
  Payments from affilate                                           289,017                   --
  Re-purchase of outstanding warrants                             (296,036)                  --
  Capital contribution                                                  --            8,312,363
  Employee stock option exercises                                  227,079                   --
  Payments on capital lease obligations                                 --              (63,910)
                                                               -----------          -----------
         Net cash provided by financing activities             $   557,077          $ 8,248,453
                                                               -----------          -----------

Effect of exchange rate on cash and cash equivalents                (1,141)                  --
                                                               -----------          -----------

Net increase (decrease) in cash and cash equivalents            (2,493,047)               1,973

Cash and cash equivalents at beginning of period                 2,751,506              111,418
                                                               -----------          -----------
Cash and cash equivalents at end of period                     $   258,459          $   113,391
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

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the eight-month transition period ended June 30, 1999, included in the Company's Transition Report on Form 10-KSB.

         The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the amounts in the June 30, 1999 balance sheet to conform with the March 31, 2000 presentation.

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

         The financial statements as of and for the three months and nine months ended March 31, 1999, reflect the historical results of Global's IED as previously included in Global's consolidated financial statements. The Transaction date for accounting purposes was May 1, 1999. As of March 31, 2000, the Company is an 80% owned subsidiary of Global, whose ownership is represented by 1,500 shares of the Company's Series B 8% Convertible Preferred Stock,
2,495,400 shares of the Company's Series D Convertible Preferred Stock and approximately 6.8 million shares of the Company's Common Stock. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

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

(3)  NOTES PAYABLE

         Prior to the Transaction, the Company entered into a Secured Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets (the "Promissory Note"). The Promissory Note was convertible into shares of the Company's Series C 8% Convertible Preferred Stock ("Series C Stock") at the discretion of Global. The Note had an original maturity of May 14, 1999, but had been extended until September 2001.

         In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes of the Company, respectively, from the holders of such notes (the "Series Notes"). Concurrent with such purchase by Global, the Company executed several allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global had also advanced working capital to the Company in the form of intercompany advances. In August 1999, the Company executed an allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note and granted Global the ability to convert the Promissory Note directly into shares of the Company's Common Stock, without first converting to Series C Stock, as an administrative convenience.

         On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into shares of the Company's Common Stock. Such conversion, to the extent it exceeded approximately one million shares of the Company's Common Stock on August 24, 1999, was contingent upon receiving shareholder approval to increase the authorized share capital of the Company. This increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of the Company's shareholders. Accordingly, in December 1999, the Company issued to Global 4,802,377 shares of its Common Stock based on the conversion date of August 24, 1999. Separately from the Promissory Note, in December 1999, the Company issued 886,140 shares of its Common Stock to Global upon conversion of the Series C Stock held by Global.

         Also on August 24, 1999, the Global Board of Directors approved a $5 million secured revolving credit facility by and between Global and the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at Global's option, into shares of the Company's Common Stock at a price equal to the lesser of 66.7% of the trailing five-day average share price of the preceding 20 days, $1.50 per share or any lesser amount at which Common Stock has been issued to third parties. Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding on August 24, 1999 without shareholder approval. As of March 31, 2000, $1,080,000 was outstanding under the Facility.

         In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds from the sale, plus cash of approximately $80,000 was used by the Company to repay a Note payable due April 19, 2001 in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from the sale were used to retire a Note payable due 2009 in the principal amount of $217,000.

         In October 1999, a note payable in the principle amount of $400,000 due September 5, 1999 was converted into 200,000 shares of the Company's Common Stock.

(4) WARRANTS

         In December 1999, the Company issued common stock purchase warrants to purchase 25,000 shares of the Company's Common Stock at $6.50 per share to Emden Consulting Corp. in exchange for advisory services. The exercise period of the warrants expires in December 2004. Non-cash compensation expense of $110,941 was recorded in the quarter ended December 31, 1999.

         In December 1999, the Company issued common stock purchase warrants to purchase 25,000 shares of the Company's Common Stock at $6.50 per share to Waterton Group LLC in exchange for advisory services. The exercise period of the warrants expires in December 2004. Non-cash compensation expense of $110,941 was recorded in the quarter ended December 31, 1999.

         In December 1999, the Company issued common stock purchase warrants to purchase 100,000 shares of the Company's Common Stock at prices ranging from $6 to $10 per share to Continental Capital & Equity Corp. in exchange for public relations and financial advisory services. The warrants vest over a period of 270 days and expire in February 2002. Non-cash compensation expense of $151,286 was recognized in the three months ended March 31, 2000 and additional non-cash compensation expense may be recognized, under variable plan accounting, over the remaining nine months of the agreement.

         On March 13, 2000, the Company issued 236,080 shares of stock in connection with the cashless exercise of common stock purchase warrants held by the former holders of the Company's Series A and E notes. The warrants exercised represented warrants to purchase 311,525 shares of the Company's Common Stock.

(5) OPTION GRANTS

         In November 1999, the Compensation Committee of the Board of Directors of the Company recommended option grants to purchase up to 500,000 shares of the Company's Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of the Company. Such recommendation was accepted and approved by the Board of Directors. One quarter of these options vested immediately and one quarter vest in equal annual installments over three years. The remainder vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event certain performance milestones are achieved. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day of grant, and the options expire in October 2009.

         On March 6, 2000, the Company granted options to purchase up to 800,000 shares of the Company's Common Stock to Mr. Robert Pringle, President and Chief Operating Officer of the Company. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

         On March 6, 2000, the Company granted options to purchase up to 800,000 shares of the Company's Common Stock to Dr. Jay Rosan, an Executive Vice President of the Company. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

         On March 6, 2000, the Company granted options to purchase up to 250,000 shares of the Company's Common Stock to Mr. Richard Genzer, Chief Technology Officer of the Company. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

(6) SEGMENT INFORMATION

         For the nine months ended March 31, 2000 and 1999, respectively, the Company operated principally in one industry segment; development, manufacturing and marketing of computer-based entertainment and data networks. Historically, the Company's principal revenues have been derived from European customers.

         For the nine months ended March 31, 2000 and 1999, respectively, one customer accounted for approximately 97% and a separate customer accounted for almost 100% of the Company's sales. Outstanding receivables from these customers were $0 and $4,188,712 respectively, at March 31, 2000 and March 31, 1999.

(7)  COMMITMENTS AND CONTINGENCIES

     (a) LAWSUITS

         SWISSAIR/MDL-1269, IN RE AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern District of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global Technologies, Ltd. ("Global" formerly known as Interactive Flight Technologies, Inc.). Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global. TNCi has been named in some of the lawsuits filed on a successor liability theory. TNCi denies all liability for the crash. TNCi is being defended by the aviation insurer for Global.

         FEDERAL  EXPRESS  CORPORATION V. THE NETWORK  CONNECTION,  INC.,  State
Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation and relates to charges incurred by prior management. The suit alleged the Company owes Federal Express approximately $110,000 for past services rendered. The Company has settled this matter for $75,000, with $25,000 having been paid on execution of the settlement agreement on March 3, 2000, $10,000 having been paid on each of April 1, 2000 and May 1, 2000 and three additional payments of $10,000 to be paid on each of June 1, 2000, July 1, 2000 and August 1, 2000.

         BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, the Company's former Chief Operating and Financial Officer, and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Company is currently defending the claim.

         A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arises out of the Company's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation ("LodgeNet") employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet is alleging tortious interference with contract and tortious interference with business relationships. LodgeNet is seeking to prohibit Mr. Racz from being employed by the Company, as well as seeking damages, fees and costs.

         The Company may be subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of March 31, 2000, the effect of such matters are not expected to have a material adverse effect on the Company's results of operations and financial position.

     (b) CARNIVAL AGREEMENT

         In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival has the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship is provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which has been in operational use since October 1999. Under the terms of the agreement, the Company receives payment for 50% of the sales price of the system in installments through commencement of operation of the system. Recovery of the remaining sales price of the system is to be achieved through the receipt of the Company's 50% share of net profits, as defined in the Carnival Agreement, generated by the system over future periods.

         The terms of the Carnival Agreement provide that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement, or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships are twelve months and three months, respectively, from completion of installation and testing, which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems is three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships.

         In the quarter ended March 31, 2000, the Company concluded that the cost of building and installing CruiseView(TM) systems on the existing two Carnival ships pursuant to the Carnival Agreement has exceeded the revenue that can be earned in connection therewith. Accordingly, the Company has recorded an expense of $208,146 in the period ended March 31, 2000 reflecting the excess of cost over expected revenue. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms of the agreement with Carnival. (See "Note 8 - Subsequent Event").

NOTE (8)  SUBSEQUENT EVENT

         Since the installation of the CruiseView(TM) system on two Carnival cruise ships, and beginning in the quarter ended March 31, 2000, the Company has experienced costs in excess of those recoverable under the Carnival Agreement. Given these costs, and ongoing technical issues, the Company notified Carnival of its desire to renegotiate the Carnival Agreement. During these discussions, Carnival notified the Company in a letter dated April 24, 2000 that it sought to terminate the Carnival Agreement and sought to assert certain remedies thereunder. The Company and Carnival are in discussions seeking to resolve issues under the Carnival Agreement regarding recovery of amounts paid to the Company (recorded as deferred revenue), the Company's recovery of its inventory costs, potential warranty/de-installation obligations and other matters.

         Concurrently, the Company and Carnival are in discussions with respect to a new agreement which would cover the installation of the Company's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to the Company than the Carnival Agreement, including a longer-term and multiple ship arrangement. The Company believes its new technology improves the Company's ability to create multiple new content and commerce-based revenue streams, and to establish a business relationship providing appropriate returns to each partner. However, while the Company is optimistic about the discussions, there is no assurance that the Company will be successful in reaching a mutually satisfactory resolution of the Carnival Agreement and in securing a new, more favorable long term contract with Carnival.

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

DESCRIPTION OF BUSINESS

         The Network Connection, Inc. (the "Company") is engaged in the design, manufacture, installation and maintenance of advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems, and procuring and providing the content available through the systems. These all-digital systems deliver an on-demand, multimedia experience via high-speed, high-performance Internet protocol networks. These systems are designed to provide users access to information, entertainment and a wide array of service options, such as shopping for goods and services, computer games, access to the World Wide Web and on-line gambling where permitted by applicable law. The service options available are customized for each installation and generally vary depending on the environment in which each system is installed. The Company's targeted markets for these products are hotels and time-share properties, cruise ships, educational institutions and corporate training, and passenger trains.

BASIS OF PRESENTATION

         On May 18, 1999, Global Technologies, Ltd. ("Global") received from the Company 1,055,745 shares of its Common Stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of Global's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, Global is considered the accounting acquirer, and although the legal capital structure carries forward, the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, and 10-QSB, among others, as of and for all periods through March 31, 1999, will be replaced with those of IED.

         The financial statements as of and for the three months and nine months ended March 31, 1999 reflect the historical results of Global's IED as previously included in Global's consolidated financial statements. The Transaction date for accounting purposes was May 1, 1999. As of March 31, 2000, the Company is an 80% owned subsidiary of Global whose ownership is represented by 1,500 shares of the Company's Series B 8% Convertible Preferred Stock, 2,495,400 shares of the Company's Series D Preferred Stock and approximately 6.8 million shares of the Company's Common Stock. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

RESULTS OF OPERATIONS

     REVENUES

         Revenue for the quarter ended March 31, 2000 was $590 and was generated from the sale of server equipment. Revenue for the nine months ended March 31, 2000 was $5,657,736, an increase of $5,179,671 (or 1,083%) compared to revenue of $478,065 for the corresponding period of the previous fiscal year. The Company elected to defer revenue of approximately $2.1 million in connection with the Carnival Agreement pending the outcome of current contract negotiations. Equipment sales during the nine months ended March 31, 2000 are comprised principally of approximately $5.4 million generated from the sale of 195 of the Company's Cheetah(R) video servers in connection with the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project. Service income of $59,827 for the nine months ended March 31, 2000 was generated from system design services provided to ALSTOM Transport LTD ("Alstom"). The Company provided these services to Alstom, but expects no further business from

Alstom as they plan to create a subsidiary that would compete with the Company in the passenger rail market. Equipment sales of $89,028 during the nine-month period ended March 31, 1999 were generated from the sale of spare parts needed for the entertainment networks installed previously on three Swissair aircraft. Service income of $389,037 for the nine-month period ended March 31, 1999, was principally generated from programming services provided to Swissair, representing the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty contract. There will be no further revenue under the Swissair agreement.

     COST OF SALES

         Cost of equipment sales for the three-month period ended March 31, 2000 was $225,669 and are comprised principally of the excess of costs over expected revenue related to Carnival. Cost of service income for the current period was $21,189 attributable to video content costs. Cost of equipment sales for the nine months ended March 31, 2000 was $3,680,584, and are principally comprised of material costs and estimated warranty costs for the 195 video servers for the Georgia schools project as well as the excess of costs over expected revenue related to Carnival. Cost of equipment sales of $283,714 for the corresponding period ended March 31, 1999 was comprised of material, installation and maintenance costs, as well as estimated warranty costs and costs of upgrades to the entertainment networks installed in Swissair aircraft.

     GENERAL AND ADMINISTRATIVE COSTS

         General and administrative expenses for the quarter ended March 31, 2000 were $2,103,517 an increase of $1,174,917 (or 127%) compared to expenses of $928,600 for the corresponding quarter of the previous fiscal year. General and administrative expenses for the nine months ended March 31, 2000 were $4,678,325, a decrease of $2,269,493 (or 33%) compared to expenses of $6,947,818 for the corresponding period of the previous fiscal year. Significant components attributable to the increase in the current quarter include the addition of TNCi's Philadelphia office, expenses incurred by the Company's UK subsidiary and an increase in payroll and benefit costs generated by a 60% increase in personnel in the current quarter over the prior quarter ended level. The decrease in expenses during the nine-months ended March 31, 2000 compared to the corresponding period of the previous fiscal year is principally attributed to a $3.1 million severance payment recorded September 1998 for three former executives of the former IED, offset partially by the increase in expenses in the current period. Significant components of general and administrative expenses include payroll costs and legal and professional fees.

     NON-CASH COMPENSATION

         Non-cash compensation expense of $238,429 in the three-month period ended March 31, 2000 is related to the issuance of common stock purchase warrants and common stock in exchange for services. Non-cash compensation expense of $545,311 for the nine-month period ended March 31, 2000 is comprised of an $85,000 expense for a former employee as part of a severance package as well as $460,311 of expense related to the issuance of common stock purchase warrants and common stock in exchange for services.

     DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the quarter ended March 31, 2000 was $332,511, an increase of $271,990 (or 449%) compared to depreciation and amortization expense of $60,521 for the corresponding period in the previous fiscal year. Depreciation and amortization expense for the quarter ended March 31, 2000 was comprised of property, plant and equipment depreciation of $139,279 and intangible amortization of $193,232. Depreciation and amortization expense for the corresponding period ended March 31, 1999 was comprised of property, plant and equipment depreciation of $60,521. There was no intangible amortization expense for the 1999 period. The increase in depreciation expense in the current quarter can be attributed to fixed assets acquired during May 1999 as a result of the Transaction and an increase in fixed asset purchases in the current period. Depreciation and amortization expense for the nine months ended March 31, 2000 was $972,528, an increase of $528,908 (or 119%) compared to depreciation and amortization expense of $443,620 for the corresponding period ended March 31, 1999. Depreciation and amortization expense for the nine months ended March 31, 2000 was comprised of property, plant and equipment depreciation of $404,641 and intangible amortization of $567,887. Depreciation and amortization expense for the corresponding period ended March 31, 1999 is comprised of property, plant and equipment depreciation of $443,620. There was no intangible amortization for the 1999 period. The decrease in property, plant and equipment depreciation in the current nine-month period is a result of equipment write-offs of $1,006,532 during the quarter ended December 31, 1998, substantially offset by the depreciation of assets acquired during May 1999 as a result of the Transaction as well as the increase in fixed asset purchases in the current period.

     SPECIAL CHARGES

         Special charges for the nine months ended March 31, 2000 were zero compared to a credit of $190,000 during the corresponding period ended March 31, 1999. A recovery of $190,000 was recognized during the quarter ended September 30, 1998 as a result of a reduction in the number of entertainment networks installed in Swissair aircraft requiring maintenance.

     PROVISION FOR DOUBTFUL ACCOUNTS

         There were no provisions for doubtful accounts for the three and nine months ended March 31, 2000 compared to $28,647 for the corresponding periods of the previous fiscal year. The provisions in the previous fiscal year resulted from entertainment programming services provided to Swissair for which the Company has not been paid.

     INTEREST EXPENSE

         Interest expense for the quarter ended March 31, 2000 was $11,331 compared to $1,358 for the corresponding period ended March 31, 1999. Interest expense for the nine months ended March 31, 2000 was $150,839 compared to $5,614 for the corresponding period ended March 31, 1999. Interest expense for the three-month period ended March 31, 2000 can be attributed to the cost of cash borrowed against the revolving credit facility with Global. Interest expense for the nine-month period ended March 31, 2000 can be attributed principally to prior long-term debt obligations of the Company, whereas interest expense for the corresponding period of the previous fiscal year was attributable to the Company's capital leases for furniture which expired in September 1999.

     INTEREST INCOME

         Interest income was $13,354 and $90,728 for the three and nine months ended March 31, 2000 compared to $39,529 and $118,188 for the three and nine months ended March 31, 1999, respectively. Interest income for the three and nine-month period ended March 31, 2000 was principally generated from short-term investments of working capital, whereas interest income for the corresponding period ended March 31, 1999 is principally attributable to Swissair extended warranty billings.

     OTHER EXPENSE

         Other expense of $15,911 and $24,741 for the three and nine months ended March 31, 2000, respectively, represent a loss on the buyout of a capital lease for furniture, losses incurred on the sale of two buildings located in Alpharetta, Georgia and a loss incurred on the buyout of a vehicle lease. Other expense of $567,317 for the nine-month period ended March 31, 1999 resulted from furniture and equipment write-offs of $1,006,532 in the quarter ended December 31, 1998, partially offset by the recovery of furniture and equipment written off in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to June 30, 1999, the Company's primary source of funding had been through contributed capital from Global. In August 1999, the Company received an order for $5.3 million for the manufacture, delivery and installation of 195 of the Company's Cheetah(R) multimedia video servers in connection with the Georgia MRESA Net 2000 project; and a service order under an agreement with Carnival for installation of a second CruiseView(TM) system. In addition, as of the date hereof, the Company had received orders for the installation of its InnView(TM) system in two hotels in California and one hotel in Arizona. The Company has received the full payment of $5.3 million in connection with the Net 2000 project. The Company received payments from Carnival for the two ships currently under contract, which has been recorded as deferred revenue (the aggregate amount of which is $2.1 million as of March 31, 2000) (See Notes 7(b) and 8). Working capital will continue to decrease as the Company continues to invest in inventory for orders under the agreement with Carnival and the three hotel orders, invests in business development, and to the extent it is successful in generating additional orders for sales of its systems which are longer term by nature.

         During the nine months ended March 31, 2000, the Company used $3,794,972 of cash for operating activities, a decrease of $3,991,096 from the $7,786,068 of cash used for the corresponding period of 1999. The cash utilized in operations during the nine months ended March 31, 2000 resulted primarily from the net loss, increases in inventory related to installations of InnView(TM), as well as decreases in accrued liabilities, partially offset by increases in deferred revenue related to the Carnival Agreement, increases in accounts payable resulting from inventory purchases and accrued product warranties related to the Carnival Agreement.

         Cash flows provided by investing activities were $745,989 during the nine months ended March 31, 2000. The increase in cash resulted primarily from the sale of investment securities in the quarter ended December 31, 1999 and proceeds from the sale of two buildings held for sale (one in the first quarter, and one in the second quarter), offset by purchases of property and equipment in first quarter and third quarter.

         During the nine months ended March 31, 2000, cash provided by financing activities of $557,077 resulted primarily from payments made by an affiliate and from exercise of employee stock options, as well as payments made on notes payable and in the re-purchase of outstanding warrants.

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

This increase in authorized share capital was subsequently approved on September 17, 1999 at the September 17, 1999 Special Meeting of the Company's
shareholders. Accordingly, in December 1999 the Company issued to Global 4,802,377 shares of its Common Stock based on the conversion date of August 24, 1999. Separately from the Promissory Note, the Company issued 886,140 shares of Common Stock to Global upon conversion of the Company's Series C 8% Convertible Preferred Stock ("Series C Stock") held by Global.

         On August 24, 1999, the Global Board of Directors approved a $5 million secured revolving credit facility by and between Global and the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at Global's option, into shares of the Company's Common Stock at a price equal to the lesser of 66.7% of the trailing five-day average share price of the preceding 20 days, $1.50 per share, or any lesser amount at which Common Stock has been issued to third parties. Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding on August 24, 1999, without shareholder approval. As of March 31, 2000, $1,080,000 was outstanding under the Facility. As of March 31, 2000, Global did not have sufficient cash for the Company to borrow the full $5 million under the Facility. Should the Company be unable to borrow funds under the Facility, it could result in a material adverse effect on the operating results and financial condition of the Company.

         In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds from the sale, plus cash of approximately $80,000 was used by the Company to repay a Note payable due April 19, 2001 in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from the sale were used to retire a Note payable due 2009 in the principal amount of $217,000.

         The terms of the Carnival Agreement provide that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships are twelve months and three months, respectively, from completion of installation and testing which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems is three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships. (See Notes 7(b) and 8).

         In the quarter ended March 31, 2000, the Company concluded that the cost of building and installing CruiseView(TM) systems on the existing two Carnival ships pursuant to the Carnival Agreement has exceeded the revenue that can be earned in connection therewith. Accordingly, the Company has recorded an expense of $208,146 in the period ended March 31, 2000 reflecting the excess of cost over expected revenue. Carnival's continuing to exercise its option for building and installing CruiseView(TM) on additional ships under the agreement may prove unprofitable and therefore have a negative effect on the Company's working capital. The Company is currently endeavoring to renegotiate the terms of the agreement with Carnival.

         Although the Company signed a letter of intent in January 2000 to obtain net loan proceeds of $5.8 million, the Company and the prospective lender have been unable to reach agreement on certain material terms of the proposed transaction. Consequently, we do not anticipate pursuing this financing. However, the Company continues to pursue additional financing.

         The Company expects to use a significant amount of cash in the next 12 months. Cash will be used primarily to finance anticipated operating losses, increases in inventories and accounts receivable, and to make capital expenditures required for sales of our systems. However, the Company believes that its current cash balances plus interest received on such balances, and the $5 million credit facility with Global Technologies (of which approximately $2 million remains available as of May 10, 2000), and future financing will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months. As of March 31, 2000, Global did not have sufficient cash for the Company to borrow the full $5 million under the Facility. Should the Company be unable to borrow funds under the Facility, it could result in a material adverse effect on the operating results and financial condition of the Company.

         The Company is currently using its working capital to finance inventory purchases and other expenses associated with the delivery and installation of Company products, and general and administrative costs.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company's consolidated financial statements.

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

YEAR 2000

         Many currently installed computer systems and software products were coded to accept only two digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although we are not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to us in the future. Year 2000 issues may possibly affect software solutions developed by us or third-party software incorporated into our solutions. We generally do not guarantee that the software licensed from third-parties by our clients is Year 2000 compliant, but we sometimes do warrant that solutions developed by us are Year 2000 compliant.

FORWARD-LOOKING INFORMATION

         This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's ability to successfully resolve contract issues with Carnival Corporation; the Company's success in procuring and providing compelling content for its systems; the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served by the Company.

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Swissair/MDL-1269, IN RE AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern District of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global Technologies, Ltd. ("Global" formerly known as Interactive Flight Technologies, Inc.). Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global. TNCi has been named in some of the lawsuits filed on a successor liability theory. TNCi denies all liability for the crash. TNCi is being defended by the aviation insurer for Global.

         A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arises out of the Company's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation ("LodgeNet") employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet is alleging tortious interference with contract and tortious interference with business relationships. LodgeNet is seeking to prohibit Mr. Racz from being employed by the Company, as well as seeking damages, fees and costs.

         FEDERAL  EXPRESS  CORPORATION V. THE NETWORK  CONNECTION,  INC.,  State
Court of Forsyth County, State of Georgia, Civil Action File No. 99-SC-0053. This lawsuit was served on the Company on or about July 22, 1999 by Federal Express Corporation and relates to charges incurred by prior management. The suit alleged the Company owes Federal Express approximately $110,000 for past services rendered. The Company has settled this matter for $75,000, with $25,000 having been paid on execution of the settlement agreement on March 3, 2000, $10,000 having been paid on each of April 1, 2000 and May 1, 2000 and three additional payments of $10,000 to be paid on each of June 1, 2000, July 1, 2000 and August 1, 2000.

         BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, the Company's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. The Company is currently defending the claim.

         The Company may be subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of March 31, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

         On March 13, 2000, the Company issued 236,080 shares of its common stock in connection with the cashless exercise of common stock purchase warrants held by the former holders of Series A and E notes. The warrants exercised represented warrants to purchase 311,525 shares of the Company's Common Stock. These shares were issued in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

         On March 6, 2000, the Company granted options to purchase up to 800,000 shares of the Company's Common Stock to Mr. Robert Pringle, President and Chief Operating Officer of the Company. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning

March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

         On March 6, 2000, the Company granted options to purchase up to 800,000 shares of the Company's Common Stock to Dr. Jay Rosan, an Executive Vice President of the Company. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

         On March 6, 2000, the Company granted options to purchase up to 250,000 shares of the Company's Common Stock to Mr. Richard Genzer, Chief Technology Officer of the Company. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010. These options were granted in a transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3.1 Articles of Amendment to the Articles of Incorporation regarding Series D Preferred Stock May 17, 1999. (1)
3.2      Amended and Restated Bylaws of Registrant. (2)
10.6 Employment Agreement between Robert Pringle and The Network Connection, Inc., dated March 6, 2000.*
10.7 Employment Agreement between Jay Rosan and The Network Connection, Inc.*, dated March 6, 2000.*
10.8 Employment Agreement between Richard Genzer and The Network Connection, Inc.*, dated March 6, 2000.*
10.9 Option Agreement between Robert Pringle and The Network Connection, Inc.*, dated March 6, 2000.*
10.10 Option Agreement between Jay Rosan and The Network Connection, Inc.*, dated March 6, 2000.*
10.11 Option Agreement between Richard Genzer and The Network Connection, Inc.*, dated March 6, 2000.*
10.12 Registration Rights Agreement between The Network Connection, Inc.* and Robert Pringle, Jay Rosan, and Richard Genzer, dated March 6, 2000.*
10.13 Agreement between Brisbane Lodging LP DBA Radisson Hotel San Francisco Airport at Sierra Point and The Network Connection.*
27       Financial Data Schedule.*

----------
* Filed herewith.
(1) Incorporated by reference, filed as an exhibit with the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, filed with the Securities and Exchange Commission on February 14, 2000.
(2) Incorporated by reference, filed as an exhibit with the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 1996.



         (b) REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2000                    THE NETWORK CONNECTION, INC.


                                       By: /s/ Irwin L. Gross
                                           ----------------------------
                                           Irwin L. Gross
                                           Chief Executive Officer


                                       By: /s/ Morris C. Aaron
                                           ----------------------------
                                           Morris C. Aaron
                                           Executive Vice President &
                                           Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

3.1 Articles of Amendment to the Articles of Incorporation regarding Series D Preferred Stock May 17, 1999. (1)

3.2      Amended and Restated Bylaws of Registrant. (2)

10.6 Employment Agreement between Robert Pringle and The Network Connection, Inc., dated March 6, 2000.*

10.7 Employment Agreement between Jay Rosan and The Network Connection, Inc.*, dated March 6, 2000.*

10.8 Employment Agreement between Richard Genzer and The Network Connection, Inc.*, dated March 6, 2000.*

10.9 Option Agreement between Robert Pringle and The Network Connection, Inc.*, dated March 6, 2000.*

10.10 Option Agreement between Jay Rosan and The Network Connection, Inc.*, dated March 6, 2000.*

10.11 Option Agreement between Richard Genzer and The Network Connection, Inc.*, dated March 6, 2000.*

10.12 Registration Rights Agreement between The Network Connection, Inc.* and Robert Pringle, Jay Rosan, and Richard Genzer, dated March 6, 2000.*

10.13 Agreement between Brisbane Lodging LP DBA Radisson Hotel San Francisco Airport at Sierra Point and The Network Connection.*

27       Financial Data Schedule.*

----------
* Filed herewith.

(1) Incorporated by reference, filed as an exhibit with the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, filed with the Securities and Exchange Commission on February 14, 2000.

(2) Incorporated by reference, filed as an exhibit with the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 1996.