Form 10KSB
period 2000-06-30
NETWORK CONNECTION INC
filed 2000-10-05
CIK 932088

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                         Commission file number 1-13760

                          THE NETWORK CONNECTION, INC.
                 (Name of Small Business Issuer in Its Charter)

            GEORGIA                                             58-1712432
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                         1811 CHESTNUT STREET, SUITE 110
                        PHILADELPHIA, PENNSYLVANIA 19103
                    (Address of Principal Executive Offices)

                                 (215) 832-1046
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
           Title of Each Class                            on Which Registered
           -------------------                            -------------------
Common Stock, $0.001 par value per share              The Nasdaq SmallCap Market

       Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $7,091,660

     As of September 25, 2000, the number of shares of Common Stock outstanding was 19,973,117 and the aggregate market value of such Common Stock (based on the closing sales price of the Common Stock on such date as reported by the Nasdaq SmallCap Market) held by non-affiliates was approximately $20,226,221.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from portions of TNCi's definitive proxy statement for its 2000 Annual Meeting of Shareholders scheduled to be held on Thursday, November 16, 2000 (the "Proxy Statement"). With the exception of those portions which are expressly incorporated by reference, the Proxy Statement is not deemed filed as a part of this Annual Report.

REFERENCES AND FORWARD-LOOKING STATEMENTS

     References made in this Annual Report on Form 10-KSB to "TNCi," the "Company" or the "Registrant" refer to The Network Connection, Inc. and its subsidiary. AirView, Cheetah, Cheetah Workgroup, CruiseView, EduView, InnView, M2, M2V, Quad-Cheetah, T.R.A.C., The Network Connection, TNX, TrainView, TransPORTAL, Triumph, the TNCi logo are trademarks of TNCi.

     This Annual Report on Form 10-KSB contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." These statements involve known and unknown risks, uncertainties and other factors that may cause TNCi's actual results, performance, or achievements to be materially different from those stated herein. Although management of TNCi believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, performance, or achievements. Factors that could cause actual results to differ materially include, but are not limited to, the risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

                          THE NETWORK CONNECTION, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.........................................................................2
  ITEM 1  - DESCRIPTION OF BUSINESS............................................2
  ITEM 2  - DESCRIPTION OF PROPERTY...........................................10
  ITEM 3  - LEGAL PROCEEDINGS.................................................11
  ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

PART II.......................................................................13
  ITEM 5  - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........13
  ITEM 6  - MANAGEMENT'S DISCUSSION AND ANALYSIS or plan OF OPERATION.........13
  ITEM 7  - FINANCIAL STATEMENTS..............................................24
  ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................24

PART III......................................................................25
  ITEM 9  - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................25
  ITEM 10 - EXECUTIVE COMPENSATION............................................25
  ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....25
  ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................25
  ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K..................................25

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

  GENERAL

     The Network Connection is a pioneer in bringing broadband, all-digital entertainment and information solutions to the "away-from-home" marketplace. Our solutions are designed to deliver customized interactive services such as digital movies, video-on-demand, e-commerce, Internet/Intranet access, laptop connectivity, video-based training, advertising, Internet protocol (IP) IP telephony, and other IP-based services. Our platform is based on the same standards that power the Internet today, providing the ability to scale and expand our solutions along with industry advancements. Each installation is based on the same advanced system architecture, allowing us to easily upgrade and expand the services available over time.

     We are a leader in developing and deploying these all-digital solutions, and our technology has been selected and installed in hotels, cruise ships, educational facilities, and in a railway simulator car in Europe.

     We have had the following recent developments:

     * EXECUTIVE MANAGEMENT - In March 2000, we announced the appointment of a new executive management team, including Robert S. Pringle, President and Chief Operating Officer, Dr. Jay R. Rosan, Executive Vice President, and Richard E. Genzer, Chief Technology Officer. These well-regarded Internet executives have broad experience in building branded Internet portals, creating successful e-commerce solutions, and aggregating information and entertainment content.

     * SYSTEM DEPLOYMENT - In September 2000, we announced a relationship with Comdisco (NYSE:CDO), enhancing our capability to manage system installation, monitoring and deployment on a global basis.

     * CONTENT DIVISION - In March 2000, we formed a new division to focus on creating long-term business models for content, commerce, community and connectivity. This division will create an enhanced away-from-home experience where people can access and customize content and data. Richard Gallagher was hired in August 2000 to lead this division.

     * HOTEL & HOSPITALITY DIVISION - Our technology is currently installed in approximately 800 guest rooms, and we have signed contracts to install the technology in over 2,000 additional guest rooms for a total contractual base of 2,500 guest rooms. Our InnView(TM) system has been well received in the marketplace, and we expect our progress in this marketplace to continue to accelerate given our initial successful implementations.

     * CRUISE SHIP DIVISION - We have developed an enhanced version of our CruiseView technology platform, increasing its performance and capabilities, and are in advanced discussions with several major cruise companies about installing this interactive system, including Carnival. We have terminated our prior contract with Carnival Cruise Lines, through a mutual release which allows us to retain our equipment and retain approximately $1.6 million in cash advances. We continue to operate our CruiseView(TM)system on one 1,040-cabin Carnival ship while we negotiate the terms of a potential forward-looking agreement to deploy our latest CruiseView(TM)solution.

     *    EDUCATION  &  CORPORATE  TRAINING  DIVISION - In  September  1999,  we
          completed delivery and installation of 195 Cheetah video servers to Georgia schools in connection with the Georgia Metropolitan Regional
          Education Services Agency (MRESA) Net 2000 project. We received payment of $5.4 million in connection with the project. We have developed a national network of leading technology integrators for the educational marketplace, and have submitted several significant proposals for new business in this area.

     * PASSENGER RAIL DIVISION - In September 1999, we hired Stephen J. Ollier to lead the division. We have submitted pricing proposals to two of the world's largest train operators for new and retrofit installations of TrainView systems. We launched our new PROJECTRAINBOW(TM) showroom and demonstration system in June in the United Kingdom. We have entered into advanced discussions with leading railway operators in the United Kingdom to outfit our system on their fleets.

     Guest Services available through our CruiseView and InnView Systems include:

     *    on-demand films, short video features and music videos;

     *    free-to-guest television programs;

     *    concierge information and reservations;

     *    in-room guest messaging and bulletin boards; and

     *    in-room folio review, express check-out and guest surveys.

     Eventually, we also plan to include the following guest services through our systems:

     *    high-speed access to the World Wide Web and e-mail;

     *    voice-over IP (i.e., long distance telephone calls over the Internet);

     *    e-commerce services, such as interactive shopping;

     *    interactive  games and  casino-style  gambling where permitted by law;
          and

     * interactive advertising and promotion of customer events, shops and restaurants.

  BUSINESS STRATEGY

     Our primary objective is to be a leading provider of broadband solutions for the away-from-home marketplace. To this end, we have developed the following strategies:

     * DEPLOY, OWN, AND OPERATE BROADBAND NETWORKS ACROSS MULTIPLE SEGMENTS OF THE AWAY-FROM-HOME MARKETPLACE. We provide both infrastructure and programming, retaining the long-term rights to deliver services over our broadband networks. Our business model balances shared up-front capital investment with shared long-term revenue streams.

     * BE RECOGNIZED AS A TOTAL SOLUTION PROVIDER. We will continue to develop our content division, which will acquire, package and monitor a broad range of compelling multimedia content tailored to appeal to the typical end-users in each of our market segments. We believe this is necessary so that we can be viewed by our customers not as a system infrastructure provider, but rather as a total solution provider.

     *    LEVERAGE OUR CORE TECHNOLOGY  ACROSS MARKET  SEGMENTS.  We will pursue
          new  markets  and   applications   for  our   systems,   products  and
          technologies.

     * NURTURE KEY BUSINESS PARTNERS AND STRATEGIC ALLIANCES. We will nurture our existing business relationships, and develop new ones with partners who have strong national and international presences. We will use these business relationships to further penetrate our targeted markets.

     * DEVELOP OUR NEWLY CREATED DIVISIONS AND PENETRATE FURTHER THE MARKETS THEY SERVE. We will continue to invest in our newly created divisions and staff them with the skilled professionals necessary to effectively and efficiently maximize order generation for our systems, products and services in the markets they serve.

     * INVEST IN OUR CORE COMPETENCIES. We will continue to attract and retain highly skilled professionals in these critical disciplines: industry specific marketing and sales; multimedia content development, acquisition and management; systems and software engineering; supplier management; finance; contracts administration; and program management applied to large-scale systems.

PRODUCTS AND SERVICES

     TECHNOLOGY

     The hardware for our interactive systems consists of high speed Cheetah servers, multiple disk drives, networking infrastructure, set-top personal computers, and televisions or other electronic displays that serve as monitors for our systems. Our TransPORTAL system software is based on standardized Web browser component technology. Our systems provide a variety of informative, entertainment and interactive content which may be accessed and viewed on demand. Our systems are 100% digital and offer our customers flexibility in adding new content to the system, as well as the ability to customize and brand their marketing vision via the "look and feel" of the underlying graphical user interface.

     Dual, fault-tolerant Cheetah servers serve as the heart of our systems. One Cheetah server operates as the local area network backbone and can provide up to 100 megabit connectivity to each user on the system. The scaleable architecture of our server is based on Intel processors and Microsoft operating systems. Our systems interface with a variety of color flat panel computer monitors and television displays.

     The design for our interactive information and entertainment systems are proprietary to us, as are our Cheetah video servers and TransPORTAL software tools. However, other hardware and components used in our systems are predominantly commercial, off-the-shelf hardware, based on non-proprietary or open-system computer and IP network standards. We believe that this use of available commercial hardware allows us to outsource component product manufacturing to suppliers without compromising overall product quality and reliability. We believe that it also allows us to focus our operations resources on supplier management, final assembly and testing.

     Each of our video servers can scale to serve up to 300 simultaneous users. We can install multiple video servers where required.

     TURNKEY INTERACTIVE INFORMATION AND ENTERTAINMENT SYSTEMS

     We currently market three customized turnkey systems. Each of these systems is built on our Cheetah servers and TransPORTAL software package. We customize the content available through our systems to provide the best total solution for our respective market purchasers:

     * TrainView is our newest system solution. We anticipate that our TrainView system will provide interactive entertainment and other content to be determined in conjunction with future customers, if any. We have developed a TrainView prototype, which we are currently marketing to train operators in Europe and Asia.

     * InnView is our system solution for the hotel and time-share market. Generally, we expect to provide interactive and entertainment content for use by the hotel guests. The system is also designed to provide Internet access over the television, voice over IP, and concierge and other guest services. Some of the content can be available free of charge, some can be advertising supported, and some can be available on a pay-per-use basis. We will share revenues from advertising and pay-per-use with the hotels on a negotiated percentage basis.

     * CruiseView is our system solution for the cruise ship market. The system is designed to provide information, entertainment, gaming, shore excursions and free-to-guest services. The system is also designed to provide Internet access over the television, voice over IP, and concierge and other guest services. Some of the content can be available free of charge, some can be advertising supported, and some can be available on a pay-per-use basis. We will share revenues from advertising and pay-per-use with the cruise lines on a negotiated percentage basis.

     SERVER SALES

     Our current business strategy is to offer and sell complete, turnkey interactive information and entertainment systems. However, a substantial portion of our revenues generated since June 30, 1999 have come from the sale of our Cheetah video servers which have been part of a system designed and installed by others. Although we will continue to offer and sell the servers as stand-alone, high-end, video servers, we are endeavoring to be known as a total system solution provider in the education market as well as in the other markets we serve.

     CONTENT

     We obtain the content which we show on our systems in several different ways. Movies are obtained by licensing products from industry suppliers. Other content is purchased or licensed from other providers.

     We expect to expand all of our systems to include additional content and features, such as Internet access, on-line shopping and local entertainment guides. We are currently developing our content division which will oversee this development. Our content division is also looking to provide a total solution system for the education and corporate training markets.

     OUR HISTORY

     We were incorporated in Georgia in 1986. Our common stock is listed on the Nasdaq SmallCap Market under the ticker symbol "TNCX." Our primary focus under prior management from inception to 1995 was providing video products and services to the educational market. After an initial public offering in 1995, prior management began to market interactive information and entertainment systems to the commercial airline and passenger cruise ship industries.

     Our AirView product was installed on two Fairlines Airlines aircraft. In addition, the in-flight entertainment system developed by the Interactive Entertainment Division we acquired from Global Technologies was installed on 19 Swissair aircraft, two Debonair Airlines aircraft and three Alitalia aircraft. The heavily regulated nature of the airline market prohibitively increased our costs. Fairlines filed for bankruptcy protection and we were never able to collect the amounts owed to us. These facts, together with the Swissair litigation, led us and Global Technologies to stop pursuing this market in 1998. See "Risk Factors - We are a defendant in a multi-district, mass tort class action lawsuit."

     In addition, prior management entered into agreements with Carnival Cruise Lines and Star Cruises to install our systems on several of their cruise ships. Operational problems on the Star cruise ship led Star to cancel its agreement, and we were unable to recover our investment. Prior management also negotiated a fixed price agreement with Carnival Cruise Lines and installed a system on one Carnival ship. We have terminated the Carnival agreement, through a mutual release which allows us to retain our equipment and recognize revenue of $1.4 million for the sale of networking equipment aboard the ships. We continue to operate our CruiseView(TM) system on one 1,040-cabin Carnival ship while we negotiate the terms of a potential forward-looking agreement to deploy our latest CruiseView(TM) solution.

     Early in 1999, prior management's inability to collect receivables and other administrative problems left us struggling financially and in need of capital. In May 1999, Global Technologies, Ltd., a Delaware corporation listed on the Nasdaq National Market under the ticker symbol "GTLL," acquired majority control of us by exchanging the assets of its Interactive Entertainment Division and approximately $4.25 million in cash for 1,055,745 shares of our common stock and 2,945,400 shares of our Series D Convertible Preferred Stock. This transaction gave Global Technologies ownership of approximately 60% of our then outstanding common equity on a fully diluted basis. Through a series of additional transactions, Global Technologies acquired additional shares of our common stock and shares of our Series B Convertible Preferred Stock so that, on a fully converted basis, it now owns approximately 79% of our outstanding common equity. The transaction brought together synergistic technologies, and the engineering and program management capabilities of two companies experienced in the field of developing, manufacturing, marketing and installing interactive information and entertainment systems.

     In connection with the acquisition, Global Technologies elected a new board of directors, which put in place our current management team. The board of directors was re-elected, with the exception that Robert Pringle was elected to take the place of Morris Aaron, at the 2000 annual meeting of shareholders on May 11, 2000.

     OUR DIVISIONS AND MARKETS

     Under new management, we have identified four primary markets for our products and services. We believe these markets represent opportunities to achieve substantial market share and profitability. These markets are: (1) hotels and time-share properties, (2) cruise ships, (3) educational institutions and corporate training, and (4) long-haul passenger trains. In an effort to capitalize on opportunities in these markets, we have formed separate sales and marketing divisions, and have recently hired experienced executives to lead each of the four divisions.

     HOTELS AND TIME-SHARE PROPERTIES

     We have begun to market our products and services to "land-based" hotels and time-share properties in North America. In addition, we are in the process of developing sales and marketing strategies for hotels and time-share properties in Europe, Asia and South America. We call the system we market to the hotel and time-share market "InnView." Initially, we are focusing our efforts on hotels with 100 or more rooms.

     We formed our Hotel & Hospitality Division in December 1999. Management believes there are approximately 3.6 million rooms in the domestic hotel market, approximately 1.9 million of which do not have in-room information and entertainment systems. Management also believes there are almost 0.5 million time-share properties which also do not have installed information and entertainment systems. Of the unserved hotel rooms, we estimate that approximately 0.8 million would meet the economic criteria for installation of our InnView systems. In addition, we estimate that contracts covering approximately 1.7 million domestic hotel rooms currently served by a competitor's system will come up for renewal over the next five years.

     Since forming this division, we have retained several national and international sales executives. To date, we have entered into agreements for our InnView system for over 2,800 guest rooms, and have live, operational installations in over 800 rooms.

     Generally, we expect our InnView systems to become operational within four months after entering into an agreement with a particular hotel. We have not installed InnView in any time-share properties. We provide the systems at no cost to the hotel in exchange for a revenue share agreement in which we retain the majority of such revenues or we share in the up-front installation costs and share the revenues on a commensurate basis.

     PASSENGER RAIL

     There are currently 11 operators of long-haul passenger trains in the world. We believe that each of these operators are potential customers for our TrainView system over the next several years. The fleets operated by these companies contain an aggregate of almost one million seats that could be fitted with our TrainView systems. However, to date, no trains have been fitted with information or entertainment systems.

     In September 1999, we formed a Passenger Rail Division to promote our interactive information and entertainment systems for installation at individual seats on long-haul and cross-country passenger trains in the U.S., European and Asian markets. This system is called "TrainView." We announced the appointment of Stephen J. Ollier, the former General Manager of ALSTOM Railway Maintenance Services, Ltd., as President of the division. We believe that Mr. Ollier is uniquely qualified for the position, offering both the technical and industry experience we believe necessary to bring TrainView to the international rail market.

     In May 1999, ALSTOM Transport Ltd., a unit of ALSTOM SA, which is one of the largest train manufacturers in the world, contracted with us to engineer TrainView into ALSTOM's high-speed train design. We were paid in connection with the contract but expect no further business from ALSTOM because we have become aware that ALSTOM is in the process of creating a subsidiary to compete with us in the passenger rail market.

     Under the direction of Mr. Ollier, we have submitted pricing proposals to two train operators in the United Kingdom for installation of TrainView systems. To date, we have not installed TrainView on any passenger train.

     CRUISE SHIPS

     Management estimates that there are currently more than 70 cruise ships in revenue service with 500 or more guest cabins. We estimate that the current construction schedules for ships of this size show more than 30 new ships entering service between now and the end of 2004. In total, we estimate the market to host over 10 million passenger cruises annually, the vast majority of which are hosted by one of a handful of leading cruise operators. We believe that only about ten ships to date have had interactive entertainment and information systems installed.

     Historically, the cruise line industry has not embraced the installation of interactive systems in individual cabins like their hotel counterparts. The major reason for this reluctance is not related to a lack of demand. Only recently has the technology of interactive guest systems progressed to levels that enable them to profitably and logistically contribute to cruise line profits and the vacation experience. In fact, the most significant hurdles have been adapting the system to the compact configuration and harsh environment of cruise ships, while maintaining adequate levels of price and performance.

     We have had over a year's experience with our systems aboard Carnival Cruise Lines, and have recently developed an enhanced version of our CruiseView technology platform, increasing its performance and capabilities. We are in advanced discussions with several major cruise companies about installing this interactive system, including Carnival.

     EDUCATION AND CORPORATE TRAINING

     We continue to manufacture our Cheetah family of multimedia servers for the interactive education and corporate training markets. Sales of servers have historically been a core business of ours, with over 2,000 Cheetah video servers sold worldwide.

     In August 1999, we sold multimedia servers in connection with the first phase of the Georgia school system's Net 2000 project. We supplied our Cheetah video servers as the central backbone of 193 Georgia schools' multimedia networks. Two other Cheetah servers were delivered in connection with the order and installed at the Georgia schools' network operating center. Using our servers, students and teachers are able to access, on-demand, hundreds of hours of digitally stored multimedia content, access the Internet and build interactive courses. The total value of orders received under the program to date is $5.4 million. We believe that this installation is the largest of its kind in the country and that it may well be a model for the expansion of this type of program. Our sales to MRESA were limited to our Cheetah video servers. In the future, we hope to be able to sell entire interactive systems, which we call "EduView," to school related purchasers.

     In 1999, the Federal government instituted the E-Rate Program, which has a primary goal of bringing the Internet and various forms of multimedia content directly to elementary and secondary classrooms. The program makes $2.25 billion available to schools to obtain the technology necessary to achieve this goal. To obtain these funds, a school district must make application and pay a portion of the equipment cost. A significant amount of the funding for our delivery of 195 Cheetah video servers to Georgia schools in connection with the Georgia MRESA Net 2000 project came from the E-Rate Program.

     We formed our Education & Corporate Training Division in December 1999 to promote our interactive products and services to educational institutions and corporate training departments. In addition, we hired James D. Oots and Farley Barge as leaders of this division. This team brings to us a great deal of experience in the corporate training and education markets.

     ACQUISITION, PACKAGING AND MONITORING OF BROADBAND, MULTIMEDIA CONTENT

     In an effort to capitalize on what we believe to be the advantages of our system architecture and technology, we are developing a division to acquire, package and monitor a broad range of compelling multimedia content tailored to appeal to the typical end-users in each of our market segments. We believe that the provision of compelling content through our systems will encourage user interaction with the system, which, in turn, should maximize pay-for-use revenue generation for us and for our vertical market partners.

     We believe that our content division will be integral to our success. The revenue generated from content can be long-term and should span the life-cycle of our systems. In addition, because it is generally industry practice in the markets we serve to share the cost of system hardware, and in the hotel market to provide the hardware free of charge, content revenue will be an essential revenue source.

OUR SALES, MARKETING AND DISTRIBUTION

     We currently market our systems, products and services worldwide through the efforts of our sales people in each operating division. We also plan to market our systems through value-added resellers, distributors and alliance partners. System installation and on-site customer support are provided through internal customer engineering personnel and may, in the future, be provided through the efforts of value-added resellers and alliance partners.

     The sales arrangements for our systems depends upon various factors, such as the size and type of hotel, time-share property, ship or train, and the system features and other requested customization. There is generally a long sales-cycle for our systems because of the need to design the system configuration for the particular environment in which the system will be installed, test each installed system and to negotiate any necessary agreements with other providers. The sales cycle is also dependent upon a number of factors beyond our control, such as the financial condition of the customer, safety and maintenance concerns, regulatory issues, and purchasing patterns of particular operators and the industry generally. This is expected to result in long and unpredictable buying patterns for our systems.

OUR COMPETITION

     We face substantial competition in each of our markets. Some general factors that we believe will influence whether we succeed include:

     * the ability to deliver total system solutions for our customers, including, in particular, content acquisition and management;

     *    system quality, reliability and performance;

     * product hardware and software that can easily be upgraded during the product life cycle;

     *    market-driven pricing of our systems, products and services, and

     * the ability to deliver new sources of revenue generation for our customers.

     There are three major providers of interactive guest services systems in the hotel and hospitality market. On Command Corporation (NASDAQ:ONCO) has the greatest market share with approximately one million rooms, followed by LodgeNet Entertainment Corporation (NASDAQ:LNET) with approximately 780,000 rooms, and Quadriga. On Command and LodgeNet focus their sales and marketing efforts on North American properties, whereas Quadriga markets its products primarily to European hotels and to a much lesser extent Middle Eastern and African hotels. All of these competitors employ a technology that is different from ours. We believe our systems designs are superior to those of our competitors because the scalability of our servers permits us to provide the content at each site such that all selections are always available. By contrast, our competitors are sometimes required to omit movie titles which are temporarily unavailable because the number of copies of those titles at the site are all in use. In addition, we believe that our system designs are superior based on the content and features offered, such as Internet connectivity and voice-over IP that can be made available through the systems. Our two primary competitors in the cruise ship market are Allin Interactive (NASDAQ:ALLN) and Siemens. We estimate that Allin currently has two installed systems on two cruise ships with Royal Caribbean, while Siemens has a system installed on one.

     Although we have an opportunity to be first-to-market in providing train operators with interactive multimedia information and entertainment system solutions, SmartWorld, a UK-based company, has announced its intention to develop and offer a limited video-on-demand system for the passenger rail market. Matsushita, a leading provider of in-flight entertainment systems in the long-haul commercial airplane market, is considering an entry into this market. In addition, we are aware that ALSTOM and Adtranz are creating subsidiaries in an effort to compete in this market.

     Our Cheetah video servers apply hardware control of video streaming to achieve high-integrity, MPEG-2 quality images and pause, fast-forward, and rewind capabilities. These servers are scaleable to provide up to 300 simultaneous video streams. Competitor video server products in this market, such as are provided by Dell, Gateway, Silicon Graphics, Compaq and Hewlett Packard, are high-speed, general-purpose servers, with software control of limited video streams (typically less than 10 to 15). nCube has high end video servers which may also compete with us.

     All of these companies have greater financial, technical and marketing resources than we do. Moreover, our competitors have developed goodwill and name recognition among the hospitality operators whom we call on to solicit sales, and also among end users who have grown accustomed to their offerings. In addition, we expect that to the extent that the market for our systems, services and products develops, competition will intensify and new competitors will enter our designated target markets. We may not be able to compete successfully against existing and new competitors as the market for our systems, products and services evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect on our business and results of operations.

OUR OPERATIONS AND MANUFACTURING

     Contract manufacturers assemble our proprietary systems in the United States. Final assembly, integration, burn-in and functional testing are conducted at our facilities in Phoenix, Arizona or at supplier or customer locations.

     We obtain electronic components and finished sub-assemblies for our system components "off-the-shelf" from a number of qualified suppliers. We have established a testing protocol in an effort to ensure that components and sub-assemblies meet our specifications and standards before final assembly and integration. We have elected to procure off-the-shelf component parts and sub-assemblies from suppliers in an effort to ensure better quality control and pricing. To date, we have experienced some interruptions in the supply of component parts and sub-assemblies due to the lack of availability of certain electronic components, and are identifying additional qualified suppliers. The inability of our current suppliers to provide component parts to us, coupled with our inability to find alternative sources, would adversely affect our operations.

RESEARCH AND DEVELOPMENT

     The  market  for  our  systems  and  products  is  characterized  by  rapid technological change and evolving industry standards, and it is highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. We believe that our future success will depend upon our ability to develop, manufacture and market new systems and products, as well as enhancements to existing systems and products on a cost-effective and timely basis. The system architecture for our interactive information and entertainment systems has been designed to permit hardware and software upgrades over time. Moreover, we believe that the current architecture presents no known limits on a customer's ability to offer compelling content to the user in a rapid and reliable manner. Therefore, a major focus of our research and development efforts is to reduce the cost of network and client hardware and to enhance the core software of the system to permit even easier integration of new content.

     If we are unable, for technological or other reasons, to develop new systems and products in a timely manner in response to changes in the industry, or if systems and products or system and product enhancements that we develop do not achieve market acceptance, our business will be materially adversely affected. There can be no assurance that technical or other difficulties in the future will not delay the introduction of new systems, products or enhancements.

PROTECTING OUR INTELLECTUAL PROPERTY

     We rely on a combination of trade secret and other intellectual property law, nondisclosure agreements with most of our employees and other protective measures to establish and protect our proprietary rights in our systems and products. We believe that because of the rapid pace of technological change in the open systems networking industry, legal protection of our proprietary information is less significant to our competitive position than factors such as our strategy, the knowledge, ability and experience of our personnel, new system and product development and enhancement, market recognition and ongoing product maintenance and support. Without legal protection, however, it may be possible for third parties to copy aspects of our systems and products or technology, or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, we give no assurance that these efforts will be successful. Our failure or inability to effectively protect our proprietary rights could have an adverse affect on our business.

EMPLOYEES

     We employ 77 full-time staff at our various locations and sales offices and we are adding skilled personnel in the following fields: content procurement and development; software, systems and hardware engineering; program management; contracts administration; supplier management; customer engineering; and sales and marketing.

     We have formed separate vertical sales and marketing divisions for each of our four target markets. These divisions are anchored by the recent hiring of experienced executives from within each of these markets. We anticipate that these executives will be able to leverage our core technology in broadband, multimedia content distribution and IP network solutions to increase sales of our systems, products and services. We have recognized the need to create an additional internal operating division to provide our customers with the personalized programming necessary to bring users a broad range of content options. We are in the process of hiring personnel to anchor this new division.

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

ITEM 2 - DESCRIPTION OF PROPERTY

     We lease the following facilities, which we believe are adequate and suitable for current operations:

     * approximately 3,500 square feet of office space located at 1811 Chestnut Street, Philadelphia, Pennsylvania used for executive and administrative purposes;

     * approximately 17,000 square feet of office and production space located at 222 North 44th Street, Phoenix, Arizona;

     * approximately 16,000 square feet of office space in Conshohocken, Pennsylvania to be used for administrative purposes and our content operations; and

     * approximately 1,000 square feet of space in Derby, England where our Passenger Rail Division is headquartered.

ITEM 3 - LEGAL PROCEEDINGS

     Swissair/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global's predecessor company, Interactive
Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global and TNCi, which has been named in some of the lawsuits filed on a successor liability theory. TNCi and Global deny all liability for the crash. TNCi and Global are being defended by our aviation insurer.

     On September 1, 1999, SAir Group invited the Company to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing us of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, TNCi's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. As of this date, Mr. Carr has not filed an arbitration claim against TNCi or Global, but on September 20, 2000, Mr. Carr sent a letter to the Company stating his demands in hopes of settlement.

     A suit captioned LODGENET ENTERTAINMENT CORPORATION V. THE NETWORK CONNECTION, INC. was filed April 5, 2000 in the Circuit Court for the Second Judicial Circuit of the State of South Dakota. The action arose out of TNCi's hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation employee, as its Senior Vice President of the Hotels & Hospitality division. LodgeNet alleged tortious interference with contract and tortious interference with business relationships. LodgeNet sought to prohibit Mr. Racz from being employed by TNCi, as well as damages, and fees and costs. This case was voluntarily dismissed without prejudice by LodgeNet because there was no jurisdiction in South Dakota.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by TNCi in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. TNCi has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by TNCi's customer, and (ii) TNCi is currently pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of June 30, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 11, 2000 at an Annual Meeting of Shareholders, the following matters were submitted to a vote of security holders:

     1. To elect four (4) directors to hold office as follows: M. Moshe Porat and Stephen Schachman to hold office until the 2001 Annual Meeting; Robert Pringle to hold office until the 2002 Annual Meeting; and Irwin L. Gross to hold office until 2003 Annual Meeting; and

     2. To ratify the selection of KPMG LLP as auditors of the Company for the fiscal year ending June 30, 2000.

                                                 VOTES       ABSTENTION AND
                                               AGAINST OR        BROKER
     MATTER                    VOTES FOR        WITHHELD        NON-VOTES
     ------                    ---------        --------        ---------
Proposal #1
 - M. Moshe Porat              11,365,642         7,700             0
 - Stephen Schachman           11,365,642         7,700             0
 - Robert Pringle              11,365,642         7,700             0
 - Irwin L. Gross              11,365,642         7,700             0

Proposal #2                    11,365,642         7,700           600

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on The NASDAQ SmallCap Market. The following table shows the high and low bid prices in dollars per share for the last two years as reported by NASDAQ.

           YEAR ENDED JUNE 30, 1999                 LOW          HIGH
           ------------------------                 ---          ----
           First Quarter                          $ 1.813      $  4.938
           Second Quarter                         $ 2.000      $  4.125
           Third Quarter                          $ 2.125      $  3.938
           Fourth Quarter                         $ 1.375      $  3.375

           YEAR ENDED JUNE 30, 2000                 LOW          HIGH
           ------------------------                 ---          ----
           First Quarter                          $ 1.250      $  2.906
           Second Quarter                         $ 1.438      $  7.000
           Third Quarter                          $ 5.375      $ 13.375
           Fourth Quarter                         $ 2.875      $  8.719

     As of September 25, 2000, there were approximately 100 record holders of the Company's Common Stock, but the Company believes that there are approximately 2,200 beneficial shareholders, based upon broker requests for distribution.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN ANOTHER PART OF THIS ANNUAL REPORT AND WHICH ARE DEEMED TO BE INCORPORATED INTO THIS SECTION. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THOSE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE SET FORTH UNDER AND INCLUDED IN OTHER PORTIONS OF THIS ANNUAL REPORT. SEE "FORWARD-LOOKING STATEMENTS" ON PAGE 22.

BACKGROUND AND BASIS OF PRESENTATION

     We design, manufacture, install and maintain advanced, high-performance computer servers and interactive, broad-band information and entertainment systems. We also procure and provide the content available through the systems. These all-digital systems deliver an on-demand, multimedia experience via high-speed, high-performance Internet Protocol (IP) networks. These systems are designed to provide users access to information, entertainment and a wide array of service options, such as shopping for goods and services, computer games, access to the World Wide Web and on-line gambling, where permitted by applicable law. The targeted markets for our products are hotels and time-share properties, cruise ships, educational institutions and corporate training, and passenger trains.

     On May 18, 1999, we obtained substantially all of the assets and certain liabilities of the Interactive Entertainment Division of Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.) and $4,250,000 in cash in exchange for 1,055,745 shares of our common stock and 2,495,400 shares of our Series D Convertible Preferred Stock. For accounting purposes, this acquisition is treated as a reverse merger. Global Technologies is deemed to have acquired us. As a result, we are treated as the successor to the historical operations of the Interactive Entertainment Division and our financial statements, which have been reported to the SEC on Forms 10-KSB and 10-QSB, among others, have been replaced with those of the Interactive Entertainment Division. We will continue to file as a SEC registrant and continue to report under the name The Network Connection, Inc.

     We changed our fiscal year-end from December 31 to June 30. Accordingly, the eight-month period resulting from this change - November 1, 1999 through June 30, 1999 - is referred to in this report as the "transition period."

     For accounting purposes, the date of the acquisition of the Interactive Entertainment Division was May 1, 1999. The financial statements as of and for the year ended October 31, 1998 reflect the historical results of the Interactive Entertainment Division as previously included in Global Technologies' consolidated financial statements. Included in the financial statements for the eight months ended June 30, 1999 are the historical results of the Interactive Entertainment Division through April 30, 1999, and the results of the post-transaction company for the two months ended June 30, 1999. All consolidated financial statements from July 1, 1999 forward reflect the results of the post-transaction company.

     As of June 30, 2000, we were a 79% owned subsidiary of Global Technologies, whose ownership was represented by 1,500 shares of our Series B 8% Convertible Preferred Stock, 2.5 million shares of our Series D Preferred Stock and approximately 8.1 million shares of our common stock. In addition, pursuant to the terms of the acquisition of Global Technologies' Interactive Entertainment Division, Global Technologies is entitled to receive 270,081 additional shares of the Company's Common Stock on account of claims that arose during the one-year period following the acquisition.

     Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses from operations for two of the last three periods, had an accumulated deficit at June 30, 2000 as a result of efforts to build our customer base and develop our operations. Management believes that our current cash balances, the $5 million credit facility with Global Technologies (of which approximately $2.7 million remained available as of September 29, 2000), and currently available external sources of financing will not be sufficient to meet our currently anticipated cash requirements for operations for the next 12 months. A substantial portion of our accounts payable are past due and many suppliers have imposed cash on delivery terms. We are in discussions with private equity sources which, if transactions are consumated, together with the Global Technologies credit facility and currently available external sources of financing, should provide sufficient short-term funding. Our inability to draw on the credit facility with Global Technologies, to obtain funds pursuant to the currently available external sources of financing, or not complete certain private placement transactions, would have a material adverse effect on our operating results, financial condition and ability to continue as a going concern.

     Global Technologies does not currently have sufficient cash for us to borrow under the credit facility and no assurance can be given that currently available external sources of financing will have the resources necessary to meet its commitments as we draw down from time to time pursuant to our private equity line, or that any other financings will be consumated. Additionally, any increase in our growth rate, shortfalls in anticipated revenues, increase in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on our liquidity and capital resources and would require us to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures and expansions.

     We have significant expansion plans which we intend to fund with the facilities discussed above; however, if there is any delay in consumating these facilities, we will not engage in such expansion until adequate capital sources have been arranged. If such sources of financing are insufficient or unavailable, we will be required to modify our growth and operating plans or scale back operations to the extent of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

     We expect to continue to focus on developing and expanding our enhanced broadband information and entertainment systems while continuing to expand our current operation's market penetration. Accordingly, we expect that our capital expenditures and cost of revenues and depreciation and amortization expenses will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, we may change our strategy to respond to a changing competitive environment. There can be no assurance that growth in our revenue or market penetration will continue, that our expansion efforts will be profitable, or that we will be able to achieve or sustain profitability or positive cash flow. Further, we will require substantial financing to continue as a going concern, accomplish any significant acquisition or merger transaction, and provide for working capital to operate our current and proposed expanded operations until profitability is achieved, if ever.

RESULTS OF OPERATIONS

     In August 1999,  our fiscal  year-end was changed from  December 31 to June
30. Our financial statements included in this Annual Report on Form 10-KSB contain the results from operations for our fiscal year ended October 31, 1998, for the eight-month Transition Period ended June 30, 1999 and for our fiscal year ended June 30, 2000. For purposes of this management's discussion and analysis, for comparative purposes only, we will refer to the pro forma unaudited results of operations for the twelve-month period ended June 30, 1999. In some instances, where we compare results for the pro forma unaudited twelve months ended June 30, 1999 with the fiscal year ended October 31, 1998, please note that there is a four-month overlap between such periods. The pro forma unaudited results of operations for the twelve months ended June 30, 1999 and audited year ended June 30, 2000 are as follows:

                                                              TWELVE MONTHS
                                              YEAR ENDED          ENDED
                                             JUNE 30, 2000    JUNE 30, 1999
                                               (AUDITED)   (PRO FORMA UNAUDITED)
                                             ------------  ---------------------
Revenues:
  Equipment sales                            $  6,983,787      $   980,533
  Service income                                  107,873          411,677
                                             ------------      -----------
       Total revenues                           7,091,660        1,392,210

Cost of equipment sales                         4,867,519        1,801,037
Cost of service income                             61,978              736
General and administrative expenses             9,827,804        9,881,556
Reversal of warranty, maintenance and
 commission accruals                                   --       (7,151,393)
Provision for doubtful accounts                        --           28,648
Non-cash compensation expense                   1,005,232               --
Special charges                                 2,156,205          331,590
Amortization of intangibles                       912,553           74,981
                                             ------------      -----------
       Total operating expense                 18,831,291        4,967,155
                                             ------------      -----------
Operating loss                                (11,739,631)      (3,574,945)

Other income (expense):
  Interest expense                             (4,602,183)         (86,373)
  Interest income                                 109,001          154,629
  Other expense                                   (19,386)        (567,307)
  Cumulative dividend on preferred stock         (120,000)         (30,667)
                                             ------------      -----------
Net loss available to common shareholders    $(16,372,199)     $(4,104,663)
                                             ============      ===========

     REVENUES

     Revenue for the year ended June 30, 2000 was $7,091,660, an increase of $5,699,450 (or 409%) compared to revenue of $1,392,210 (unaudited) for the twelve months ended June 30, 1999. Equipment sales of $6,983,787 for the year ended June 30, 2000 are comprised principally of approximately $5.4 million generated from the sale of 195 of the Company's Cheetah(R) video servers in connection with the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project and approximately $1.4 million related to network equipment installed onboard two Carnival ships. (See Liquidity and Capital Resources for a discussion of Carnival Settlement Agreement.) Service income of $107,873 for the year ended June 30, 2000 is comprised principally of $48,046 provided by the Company's share of revenue generated by the Cruise View system on two Carnival ships and $59,827 generated from design services provided to ALSTOM Transport Ltd. ("Alstom"). The Company provided these services to Alstom, but expects no further business from Alstom as they plan to create a subsidiary that would compete with the Company in the passenger rail market. Equipment sales of $980,533 (unaudited) for the twelve months ended June 30, 1999 are comprised principally of $875,957 (unaudited) generated from payments received from Swissair for one of four entertainment networks billed per the April 1998 contract with Swissair and $89,028 (unaudited) generated from the sale of spare parts needed for the entertainment networks installed previously on three Swissair aircraft. Service income of $411,677 (unaudited) for the twelve months ended June 30, 1999 was principally generated from programming services provided to Swissair, representing the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty contract. There will be no further revenue under the Swissair agreement.

     Revenue for the twelve months ended June 30, 1999 was $1,392,210, a decrease of $17,424,752 (or 93%) compared to revenue of $18,816,962 for the year ended October 31, 1998. Equipment sales of $980,533 (unaudited) for the twelve months ended June 30, 1999 are comprised principally of $875,957 (unaudited) generated from payments received from Swissair for one of four entertainment
networks   billed  per  the  April  1998  contract  with  Swissair  and  $89,028

(unaudited) generated from the sale of spare parts needed for the entertainment networks installed previously on three Swissair aircraft. Service income of $411,677 (unaudited) for the twelve months ended June 30, 1999 was principally generated from programming services provided to Swissair, representing the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty contract. Equipment sales of $18,038,619 for the year ended October 31, 1998 was generated as a result of installations completed by the Company under the initial Swissair program on ten business class and eighteen first class planes. Service income of $778,343 for the year ended October 31, 1998 was principally generated from programming services provided to Swissair, the Company's share of gaming profits generated by the Swissair systems and revenue earned under the Swissair extended warranty Letter of Intent.

     COST OF SALES

     Cost of equipment sales for the year ended June 30, 2000 were $4,867,519, an increase of $3,066,482 (or 170%) compared to cost of equipment sales of $1,801,037 (unaudited) for the twelve months ended June 30, 1999. Cost of equipment sales in the current year is principally comprised of approximately $3.4 million of material costs and estimated warranty costs for the 195 video servers for the Georgia schools project and approximately $1.4 million of material costs related to network equipment onboard two Carnival ships. Cost of equipment sales of $1,801,037 (unaudited) for the twelve months ended June 30, 1999 is comprised principally of material costs for four Swissair Entertainment Networks. Cost of service income of $61,978 for the year ended June 30, 2000 is principally attributable to video content costs. Cost of service income for the twelve months ended June 30, 1999 is related to programming services provided to Swissair.

     Cost of equipment sales for the twelve months ended June 30, 1999 was $1,801,037 (unaudited), a decrease of $13,722,245 (or 88%) compared to $15,523,282 for the fiscal year ended October 31, 1998. Cost of equipment sales of $1,801,037 (unaudited) for the year ended June 30, 1999 is comprised principally of material costs for four Swissair Entertainment Networks. Cost of equipment sales of $15,523,282 for fiscal 1998 includes materials, installation and maintenance costs, as well as estimated one-year warranty costs and costs of upgrades to the Swissair Entertainment Networks that the Company was contractually committed to providing to Swissair.

     GENERAL AND ADMINISTRATIVE COSTS

     General and administrative expenses for the year ended June 30, 2000 were $9,827,804, a decrease of $53,752 (or 1%) compared to expenses of $9,881,556 (unaudited) for the twelve months ended June 30, 1999. The decrease in expenses in the current fiscal year can be principally attributed to a $3.1 million (unaudited) severance payment recorded in the twelve months ended June 30, 1999 for three former executives of the former IED as well as a $1.6 million
(unaudited) write-off in the twelve months ended June 30, 1999 of certain consulting agreements determined to have no future value, offset in fiscal 2000 by an increase in payroll and benefit costs generated by an approximate 180% increase in personnel, increases in depreciation expense, the addition of the Company's Philadelphia office and expenses incurred by the Company's UK subsidiary. Significant components of general and administrative expenses include payroll costs and legal and professional fees.

     General and administrative expenses for the twelve months ended June 30, 1999 were $9,881,556 (unaudited), an increase of $861,684 (or 10%) compared to expenses of $9,019,872 for the year ended October 31, 1998. Significant components of general and administrative expenses include costs of consulting agreements, legal and professional fees, and corporate insurance costs.

     RESEARCH AND DEVELOPMENT EXPENSES

     There were no research and development expenses in the year ended June 30, 2000. There were no research and development expenses for the twelve months ended June 30, 1999 (unaudited), compared to $1,092,316 for the year ended October 31, 1998. The decrease in expenses in 1999 from 1998 reflects the Company's decision not to develop the next generation of the Inflight Entertainment Network and the resulting reduction in staff and professional fees. We expect a substantial increase in research and development costs in future periods as we continue to develop new technologies and product features.

     REVERSAL OF WARRANTY, MAINTENANCE AND COMMISSION ACCRUALS

     For the twelve months ended June 30, 1999 the Company recorded warranty, maintenance, commission and support cost accrual adjustments of $5,117,704
(unaudited),   $504,409   (unaudited),   $303,321   (unaudited)  and  $1,225,959
(unaudited), respectively. Such adjustments to prior period estimates, which totaled $7,151,393 (unaudited), resulted from an evaluation of specific contractual obligations related to Swissair and discussions between the new management of the Company and other parties related to such contracts. Based on the results of the Company's findings during fiscal 1999, such accruals were no longer considered necessary.

     NON-CASH COMPENSATION EXPENSE

     Non-cash compensation expense of $1,005,232 for the year ended June 30, 2000 is comprised of an $85,000 expense for a former employee as part of a severance package, charges of $132,821 for modifications of stock option awards for two former employees and charges totaling $787,411 related to the issuance of Common Stock purchase warrants and Common Stock for financial advisory services.

     PROVISION FOR DOUBTFUL ACCOUNTS

     There were no provisions for doubtful accounts for the year ended June 30, 2000 compared to $28,648 (unaudited) for the twelve months ended June 30, 1999. The provisions in the previous fiscal year resulted from entertainment programming services provided to Swissair for which the Company has not been paid.

     Provisions for doubtful accounts for the twelve months ended June 30, 1999 were $28,648 (unaudited), compared to zero for the year ended October 31, 1998. Twelve months ended June 30, 1999 provisions resulted from entertainment programming services provided to Swissair.

     SPECIAL CHARGES

     Special charges for the year ended June 30, 2000 were $2,156,205 compared to $331,590 (unaudited) for the previous twelve month period. Fiscal 2000 special charges are principally comprised of costs associated with two Carnival ships resulting from the write-off of certain inventory, refurbishment of equipment and estimated de-installation obligations. See discussion of Carnival in "Liquidity and Capital Resources" below. Special charges for the twelve month period ended June 30, 1999 are comprised of $521,590 (unaudited) in assets written off related to Swissair, offset by the recovery of $190,000 (unaudited) that was recognized during the quarter ended September 30, 1998 as a result of a reduction in the number of entertainment networks installed in Swissair aircraft requiring maintenance.

     Special charges for the twelve months ended June 30, 1999 were $331,590 (unaudited), compared to $400,024 for the year ended October 31, 1998. Special charges for the year ended June 30, 1999 are comprised of $521,590 (unaudited) in assets written off related to Swissair, offset by the recovery of $190,000 (unaudited) that was recognized during the quarter ended September 30, 1998 as a result of a reduction in the number of entertainment networks installed in Swissair aircraft requiring maintenance. Special charges in fiscal 1998 primarily resulted from equipment write-offs of $1,006,532. The write-offs were for excess computers, furniture and other equipment that the Company was not utilizing in its operations. The equipment write-offs were partly offset by a recovery of special charges expensed in fiscal 1997. During fiscal 1998, a recovery of $190,000 was recognized as a special charge credit as a result of a reduction in the number of Entertainment Networks requiring maintenance. The Company also recognized a recovery of $416,508 related to Swissair's decision to not develop the system for the front row in the economy sections of its aircraft.

     AMORTIZATION OF INTANGIBLES

     Amortization expense for the year ended June 30, 2000 was $912,553, an increase of $837,572 (or 1,117%) compared to amortization expense of $74,981 (unaudited) for the twelve months ended June 30, 1999. The increase in intangible amortization in the current fiscal year is due to goodwill amortization recorded during the year which resulted from the May 1999 acquisition transaction described above. Effective May 1, 2000, we revised our estimate of the remaining useful life of goodwill from ten years to five years as a result of economic events which occured during the period. Had the Company assumed a five-year life for goodwill amortization at the Transition date, additional expense of approximately $593,000 would have been recorded for the year-ended June 30, 2000, and approximately $712,000 for each of the remaining years.

     Amortization expense was $74,981 (unaudited) for the twelve months ended June 30, 1999, compared to zero for the year ended October 31, 1998.

     INTEREST EXPENSE

     Interest expense for the year ended June 30, 2000 was $4,602,183 compared to $86,373 (unaudited) for the twelve months ended June 30, 1999. Interest expense for the current fiscal year can be attributed principally to non-cash expenses related to a beneficial conversion attributed to the revolving credit facility with Global, whereas interest expense for the previous fiscal year can be attributed to long-term debt obligations as well as capital leases for furniture which expired in September 1999.

     Interest expense was $86,373 (unaudited) for the twelve months ended June 30, 1999 compared to $11,954 for the year ended October 31, 1998. The twelve month 1999 expense can be attributed principally to long-term debt obligations, whereas the fiscal 1998 expense is attributable to the Company's capital leases for furniture that expire in September 1999.

     INTEREST INCOME

     Interest income for the year ended June 30, 2000 was $109,001 compared to $154,629 (unaudited) for the twelve months ended June 30, 1999. Interest income for the current fiscal year was principally generated from short-term investments of working capital, whereas interest income for the previous fiscal year is principally attributed to Swissair extended warranty billings.

     Interest income for the twelve months ended June 30, 1999 was $154,629 (unaudited) compared to $53,465 for the year ended October 31, 1998. Fiscal 1999 and fiscal 1998 interest income is principally attributed to Swissair extended warranty billings.

     OTHER INCOME (EXPENSE)

     Other expense for the year ended June 30, 2000 was $19,386. This is comprised of income resulting from the sale of equipment, offset by expense resulting from a loss on the buyout of a capital lease for furniture, losses incurred on the sale of two buildings located in Georgia and a loss incurred on the buyout of a vehicle lease.

     Other expense for the twelve months ended June 30, 1999 was $567,307 (unaudited), resulting from furniture and equipment write-offs in October 1998.

     Other income of $10,179 for the year ended October 31, 1998 represents proceeds from the sale of scrapped inventory.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to use a significant amount of cash in the next twelve months. Cash will be used primarily to repay existing vendors, finance anticipated operating losses resulting from efforts to build a customer base and develop operations, and to make capital expenditures required for sales of our systems.

     Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred net losses from operations for two of the last three periods, had an accumulated deficit at June 30, 2000 as a result of efforts to build our customer base and develop our operations. Management believes that our current cash balances, the $5 million credit facility with Global Technologies (of which approximately $2.7 million remains available as of September 29, 2000), and currently available external sources of financing will not be sufficient to meet our currently anticipated cash requirements for operations for the next 12 months. A substantial portion of our accounts payable are past due and many suppliers have imposed cash on delivery terms. We are in discussions with private equity sources which, if transactions are consumated, together with the Global Technologies credit facility and currently available external sources of financing, should provide sufficient short-term funding. Our inability to draw on the credit facility with Global Technologies, to obtain funds pursuant to the currently available external sources of financing, or not complete certain private placement transactions, would have a material adverse effect on our operating results, financial condition and ability to continue as a going concern.

     Global Technologies does not currently have sufficient cash for us to borrow under the credit facility and no assurance can be given that currently available external sources of financing will have the resources necessary to meet its commitments as we draw down from time to time pursuant to our private equity line, or that any other financings will be consumated. Additionally, any increase in our growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on our liquidity and capital resources and would require us to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures and expansions.

     We have significant expansion plans which we intend to fund with the facilities discussed above; however, if there is any delay in the anticipated closing of these facilities or any shortfall, we will not engage in such expansion until adequate capital sources have been arranged. If such sources of financing are insufficient or unavailable, we will be required to modify our growth and operating plans or scale back operations to the extent of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

     We expect to continue to focus on developing and expanding our enhanced broadband information and entertainment systems while continuing to expand our current operation's market penetration. Accordingly, we expect that our capital expenditures and cost of revenues and depreciation and amortization expenses will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, we may change our strategy to respond to a changing competitive environment. There can be no assurance that growth in our revenue or market penetration will continue, that our expansion efforts will be profitable, or that we will be able to achieve or sustain profitability or positive cash flow. Further, we will require substantial financing to continue as a going concern, accomplish any significant acquisition or merger transaction, and provide for working capital to operate our current and proposed expanded operations until profitability is achieved, if ever.

     We are currently using our working capital to finance equipment purchases and other expenses associated with the delivery and installation of our products, and general and administrative costs.

     Prior to June 30, 1999, our primary source of funding had been through contributed capital from Global Technologies. In August 1999, we received an order for $5.4 million for the manufacture, delivery and installation of 195 of our Cheetah(R) multimedia video servers in connection with the Georgia MRESA Net 2000 project; and a service order under an agreement with Carnival for installation of a second CruiseView(TM) system. In addition, as of the date of this report, we have received orders for the installation of our InnView(TM) system in eleven hotels within the United States. We have received the full payment of $5.4 million in connection with the Net 2000 project. We received payments from Carnival for the two ships (see Notes to Consolidated Financial Statements, Note 20). Working capital will continue to decrease as we continue to invest in equipment for orders under the agreements with the hotel orders, invest in business development, and invest in additional equipment to the extent we are successful in generating additional orders for sales of our systems, which are longer term by nature.

     During the year ended June 30, 2000, we used $4,755,647 of cash for operating activities, an increase of $1,657,700 from the $3,097,947 of cash used for the Transition Period ended June 30, 1999. The cash utilized in operations during the year ended June 30, 2000 resulted primarily from the net loss, partially offset by increases in accounts payable, non-cash interest and special charges. The cash utilized in operations during the Transition Period ended June 30, 1999 resulted primarily from reversal of warranty, maintenance and commission accruals and an increase in accounts payable, partially offset by increases in inventory and deferred revenue.

     Cash flows used in investing activities were $2,397,851 during the year ended June 30, 2000, an increase of $2,091,839 from the $306,012 of cash used for the Transition Period ended June 30, 1999. The increase in cash used resulted primarily from the purchase of equipment used for installations of our system into hotel properties, partially offset by sale of investment securities in the quarter ended December 31, 1999 and proceeds from the sale of two buildings held for sale (one in the first quarter, and one in the second quarter).

     During the year ended June 30, 2000, cash provided by financing activities was $4,990,241 a decrease of $1,150,876 from the $6,141,117 of cash provided for the Transition Period ended June 30, 1999. The decrease in cash provided in the current fiscal year resulted primarily from borrowings under the credit facility with Global Technologies, advances received from a related party, as well as advances under an equity purchase agreement, offset by payments made on notes payable.

     Prior to the acquisition of the Interactive Entertainment Division, we entered into a secured promissory note with Global Technologies in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global Technologies a security interest in our assets. This promissory note was converted into 886,000 shares of our Common Stock by Global Technologies in December 1999.

     In July and August 1999, Global Technologies purchased all of our Series A and E notes and the Series D notes, respectively, from the holders of such notes. Concurrent with such purchase by Global Technologies, we executed several allonges to the promissory note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the promissory note. Subsequent to May 18, 1999, Global Technologies had also advanced working capital to us in the form of intercompany advances. In August 1999, we executed an allonge to the promissory note which rolled the intercompany advances into the principal balance of the promissory note and granted Global Technologies the ability to convert the promissory note directly into shares of our common stock as an administrative convenience.

     On August 24, 1999, the board of directors of Global Technologies approved the conversion of the promissory note into shares of our common stock. Such conversion, to the extent it exceeded approximately one million shares of our common stock on August 24, 1999, was contingent upon receiving shareholder approval to increase our authorized share capital. This increase in authorized share capital was subsequently approved on September 17, 1999 at the Special Meeting of our shareholders. Accordingly, in December 1999, we issued to Global Technologies 4,802,377 shares of our common stock based on the conversion date of August 24, 1999.

     On August 24, 1999, the board of directors of Global Technologies approved a $5 million secured revolving credit facility by and between Global Technologies and us. This credit facility provides that we may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest plus 3%. The credit facility matures in September 2001. We paid an origination fee of $50,000 to Global Technologies and will pay an unused line fee of 0.5% per annum. The credit facility is secured by all of our assets and is convertible, at Global Technologies' option, into shares of our common stock at a price equal to the lesser of 66.7% of the trailing five-day average share price of the preceding 20 days, $1.50 per share, or any lesser amount at which common stock has been issued to third parties. Pursuant to Nasdaq rules, Global Technologies may not convert borrowings under the credit facility into shares of our common stock in excess of 19.99% of the number of shares of common stock outstanding on August 24, 1999, without shareholder approval. As of June 30, 2000, $2,350,000 was outstanding under the credit facility. As of June 30, 2000, Global Technologies did not have sufficient cash for us to borrow the full $5 million under the credit facility. Should we be unable to borrow funds under the credit facility, it could result in a material adverse effect on our operating results and financial condition.

     In September 1999, we sold one of our two buildings in Alpharetta, Georgia. The net proceeds from the sale, plus cash of approximately $80,000 was used by us to repay a note payable due April 19, 2001 in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from sale were used to retire a note payable due 2009 in the principal amount of $217,000.

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival had the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship was provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which was in operational use from October 1999 through March 2000. Under the terms of the agreement, the Company was to receive payment for 50% of the sales price of the system in installments through commencement of operation of the system. Recovery of the remaining sales price of the system was to be achieved through the receipt of the Company's 50% share of net profits, as defined in the Carnival Agreement, generated by the system over future periods.

     The terms of the Carnival Agreement provided that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement, or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships were twelve months and three months, respectively, from completion of installation and testing, which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems was three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships.

     Beginning in the quarter ended March 31, 2000, the Company had experienced costs in excess of those recoverable under the Carnival Agreement. Given these costs, and ongoing technical issues, the Company notified Carnival of its desire to renegotiate the Carnival Agreement. During these discussions, Carnival notified the Company in a letter dated April 24, 2000 that it sought to terminate the Carnival Agreement and sought to assert certain remedies thereunder. On September 25, 2000, the Company entered into a Master Settlement Agreement and Mutual Release with Carnival (the "Settlement Agreement"). The Settlement Agreement specifies that the Company and Carnival agree: (i) To terminate the Carnival Agreement; (ii) to negotiate in good faith to enter into a New Agreement; (iii) that the Company will issue to Carnival a one-year convertible note payable in the principal amount of $550,000; (iv) to mutually release each party from any prior claims; and (v) the Company shall retain ownership of any and all equipment (other than wiring and switching equipment installed for networking purposes which Carnival purchased and paid in full pursuant to the Carnival Agreement) installed on any Carnival ship.

     Based on the above, the Company recorded revenue of $1.4 million for the value of networking equipment purchased by Carnival, cost of revenue in an equal amount by applying the cost recovery method of accounting and special charges of approximately $2.1 million resulting from the Settlement Agreement. The Company recorded a special charge reflecting the write-off of: (i) all remaining inventory associated with Carnival as substantial uncertainty exists regarding its realizability (approximately $2.1 million); (ii) all costs associated with the deinstallation and removal of equipment from the two ships (approximately $85,000) and (iii) all costs associated with the refurbishment of certain equipment such that the equipment may be re-deployed to other customers ($174,000). Special charges were offset by the reversal of deferred revenue of $190,000 which the Company was not required to return to Carnival, and warranty accruals for which the Company has no continuing obligation.

     Pursuant to the Settlement Agreement, the Company and Carnival continued discussions with respect to a New Agreement which would cover the installation of the Company's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to the Company than the Carnival Agreement, including a longer-term and multiple ship arrangement. The Company believes its new technology improves the Company's ability to create multiple new content and commerce-based revenue streams, and to establish a business relationship providing appropriate returns to each partner. However, while the Company is optimistic about the discussions, there is no assurance that the Company will be successful in reaching a mutually satisfactory resolution of the Carnival Agreement and in securing a new, more favorable long-term contract with Carnival. Notwithstanding the above, the Company continues to operate its CruiseView(TM) system aboard one Carnival Fantasy class ship on a month-to-month basis and will continue to do so as long as the economics are beneficial to the Company and Carnival.

INFLATION AND SEASONALITY

     We do not believe that we are significantly impacted by inflation. Our operations are not seasonal in nature, except to extent fluctuations in quarterly operating results occur due to the cyclical nature of government funding to be obtained in connection with education programs.

RISKS ASSOCIATED WITH YEAR 2000

     In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed the remediation and testing of its critical computer dependent systems. Through June 30, 2000, the Company has experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of our suppliers and vendors throughout the year 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities", to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for the Company for its fiscal year ending June 30, 2001. We are currently evaluating the impact of SFAS No. 133.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7 - FINANCIAL STATEMENTS

     The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no items or circumstances to be disclosed under this Item 8.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by Item 9 of Form 10-KSB with respect to identification of directors is incorporated by reference from the information contained in the sections captioned "Election of Directors" "Management" and "Compliance with Section 16(a) of the Exchange Act" in TNCi's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2000 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

ITEM 10 - EXECUTIVE COMPENSATION

     The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "General Information" in the Proxy Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     The following Exhibits are filed as part of this Annual Report on Form 10-KSB pursuant to Rule 601 of Regulation S-B.

Exhibit
Number                                 Description                                                  Reference
------                                 -----------                                                  ---------
  2.1       Asset Purchase and Sale  Agreement with  Interactive  Flight  Technologies,  Inc.
            (Global Technologies) dated April 29, 1999                                                 (1)
  2.2       First Amendment to Asset Purchase and Sale Agreement, dated April 29, 1999                 (1)
  3.1.1     Second Amended and Restated Articles of Incorporation                                      (2)
  3.1.2     Articles of Amendment to the Articles of Incorporation (re: Series A Preferred)            (3)
  3.1.3     Articles of Amendment to the Articles of Incorporation (re: Series B Preferred)            (4)
  3.1.4     Articles of Amendment to the Articles of Incorporation (re: elimination of Series
            A preferred)                                                                               (5)
  3.1.5     Articles of Amendment to the Articles of Incorporation (re: Amendment to Series B
            Preferred)                                                                                 (6)
  3.1.6     Articles of Amendment to the Articles of Incorporation (re: Series C Preferred)            (6)
  3.1.7     Articles of Amendment to the Articles of Incorporation (re: Series D Preferred)            (7)
  3.1.8     Articles  of   Amendment  to  the  Second   Amended  and  Restated   Articles  of
            Incorporation (re: increase of authorized shares)                                          (8)
  3.1.9     Articles  of   Amendment  to  the  Second   Amended  and  Restated   Articles  of
            Incorporation (re: increase in shares of Series C Preferred)                               (8)
  3.1.10    Articles of Amendment to the Articles of Incorporation (re: Series E Preferred)
  3.2       Amended and Restated Bylaws                                                                (2)

Exhibit
Number                                 Description                                                  Reference
------                                 -----------                                                  ---------
  10.1      Employment Agreement,  dated October 31, 1998, by and between the corporation and
            Wilbur L. Riner                                                                            (4)
  10.2      Addendum and  Modification  to Employment  Agreement,  dated May 14, 1999, by and
            between the corporation and Wilbur L. Riner                                                (7)
  10.3      Employment Agreement,  dated October 31, 1998, by and between the corporation and
            James E. Riner                                                                             (4)
  10.4      Addendum and  Modification  to Employment  Agreement,  dated May 14, 1999, by and
            between the corporation and James E. Riner                                                 (7)
  10.5      Employment Agreement,  dated October 31, 1998, by and between the corporation and
            Bryan R. Carr                                                                              (4)
  10.6      Employment Agreement, effective June 11, 1999, by and between the corporation and
            Frank Gomer                                                                                (7)
  10.7      Separation Agreement and Release of All Claims , effective April 12, 2000, by and
            between the corporation and Frank Gomer                                                    (5)
  10.8      Employment Agreement, effective June 11, 1999, by and between the corporation and
            Morris C. Aaron                                                                            (7)
  10.9      1994 Employee Stock Option Plan, including form of Stock Option Agreement                  (9)
  10.10     1995 Stock Option Plan for Non-Employee Directors                                          (10)
  10.11     Securities  Purchase  Agreement  dated as of October 23, 1998,  between the Shaar
            Fund Ltd. and the corporation                                                              (11)
  10.12     Registration Rights Agreement dated as of October 23, 1998, between Shaar and the
            corporation                                                                                (11)
  10.13     Warrant Agreement dated October 23, 1998, between Shaar and the corporation                (11)
  10.14     Securities  Purchase  Agreement  dated as of December  28,  1998,  between  Cache
            Capital and the corporation                                                                (4)
  10.15     Registration  Rights  Agreement  dated as of December  28,  1998,  between  Cache
            Capital and the corporation                                                                (4)
  10.16     Service Agreement between The Network Connection and Stephen J. Ollier                     (12)
  10.17     Secured  Promissory  Note,  dated January 25, 1999,  made in favor of Interactive
            Flight Technologies, Inc.                                                                  (6)
  10.18     First Allonge to Secured  Promissory  Note,  dated May 10, 1999, made in favor of
            Interactive Flight Technologies, Inc.                                                      (6)
  10.19     Second Allonge to Secured  Promissory  Note, dated May 10, 1999, made in favor of
            Interactive Flight Technologies, Inc.                                                      (6)
  10.20     Third Allonge to Secured  Promissory  Note,  dated May 10, 1999, made in favor of
            Interactive Flight Technologies, Inc.                                                      (6)
  10.21     Fourth Allonge to Secured  Promissory  Note, dated May 10, 1999, made in favor of
            Interactive Flight Technologies, Inc.                                                      (6)
  10.22     Amendment No. 1 to Registration Rights Agreement, dated May 10, 1999, between the
            corporation and Interactive Flight Technologies, Inc.                                      (6)
  10.23     Fifth Allonge to Secured  Promissory  Note, dated July 16, 1999, made in favor of
            Interactive Flight Technologies, Inc.                                                      (7)
  10.24     Sixth Allonge to Secured  Promissory Note, dated August 9, 1999, made in favor of
            Interactive Flight Technologies, Inc.                                                      (7)
  10.25     Seventh Allonge to Secured  Promissory Note, dated August 24, 1999, made in favor
            of Interactive Flight Technologies, Inc.                                                   (7)
  10.26     Revolving  Credit  Note  in the  aggregate  amount  of  $5,000,000  in  favor  of
            Interactive Flight Technologies, Inc.                                                      (7)
  10.27     Agreement between Carnival Corporation and The Network Connection                          (12)
  10.28     Master Settlement Agreement and Mutual Release (Carnival Corporation)                       *
  10.29     Convertible Note (Carnival Corporation)                                                     *
  10.30     Agreement between Embassy Suites and The Network Connection                                (12)
  10.31     Agreement between Radisson Resort and The Network Connection                               (12)
  10.32     Amended and Restated  Seventh Allonge to Secured  Promissory Note, dated
            December 10, 1999.                                                                         (5)
  10.33     Employment  Agreement between Robert Pringle and the corporation,  dated
            March 6, 2000.                                                                             (13)
  10.34     Employment  Agreement  between Jay Rosan and the corporation,  dated
            March 6, 2000.                                                                             (13)

Exhibit
Number                                 Description                                                  Reference
------                                 -----------                                                  ---------
  10.35     Employment  Agreement between Richard Genzer and the corporation, dated
            March 6, 2000.                                                                             (13)
  10.36     Option Agreement between Robert Pringle and the corporation, dated March 6, 2000.          (13)
  10.37     Option Agreement between Jay Rosan and the corporation, dated March 6, 2000.               (13)
  10.38     Option Agreement between Richard Genzer and the corporation, dated March 6, 2000.          (13)
  10.39     Registration  Rights  Agreement  between the corporation and Robert Pringle,  Jay
            Rosan and Richard Genzer, dated March 6, 2000.                                             (13)
  10.40     Agreement between Brisbane Lodging LP DBA Radisson Hotel San Francisco Airport at
            Sierra Point and the corporation.                                                          (13)
  10.41     Master Facility  Agreement by and between the corporation and Fusion Capital Fund
            II, LLC dated as of June 1, 2000.                                                          (14)
  16.1      Letter on Change in Certifying Accountant                                                  (12)
  21.1      Schedule of Subsidiaries                                                                    *
  23.1      Consent of KPMG LLP                                                                         *
  27        Financial Data Schedule                                                                     *

----------
*    Filed herewith.
(1) Incorporated by reference, filed as an exhibit with The Network Connection's Current Report on Form 8-K on May 18, 1999.
(2) Incorporated by reference, filed as an exhibit with The Network Connection's Current Report on Form 8-K on June 21, 1996.
(3) Incorporated by reference, filed as an exhibit with The Network Connection's Current Report on Form 8-K on June 9, 1998.
(4) Incorporated by reference, filed as an exhibit with The Network Connection's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 on April 15, 1999.
(5) Incorporated by reference, filed as an exhibit with The Network Connection's registration statement on Form SB-2 on February 23, 2000. SEC File No. 333-30980.
(6) Incorporated by reference, filed as an exhibit with the Network Connection's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999.
(7) Incorporated by reference, filed as an exhibit with The Network Connection's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 on October 14, 1999.
(8) Incorporated by reference, filed as an exhibit with The Network Connection's Quarterly Report 10-QSB for the quarter ended September 30, 1999 on November 17, 1999.
(9) Incorporated by reference, filed as an exhibit with The Network Connection's registration statement on Form SB-2 on October 26, 1994. SEC File No. 33-85654.
(10) Incorporated by reference, filed as an exhibit with The Network Connection's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(11) Incorporated by reference, filed as an exhibit with the corporation's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998 on November 16, 1998.
(12) Incorporated by reference to the respective exhibits filed with The Network Connection's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999 on February 14, 2000.
(13) Incorporated by reference, filed as an exhibit with the corporation's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000 on May 15, 2000.
(14) Incorporated by reference, filed as an exhibit with The Network Connection's Amendment No. 1 to its registration statement on Form SB-2 on June 7, 2000. SEC File No. 333-30980.

     (b) CURRENT REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE NETWORK CONNECTION, INC.

Dated:  October 5, 2000                 By: /s/ IRWIN L. GROSS
                                            ------------------------------------
                                            Irwin L. Gross,
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                        Date
     ---------                          -----                        ----

/s/ IRWIN L. GROSS              Chairman of the Board            October 5, 2000
----------------------------
Irwin L. Gross


/s/ MORRIS C. AARON             Executive Vice President         October 5, 2000
----------------------------    and Chief Financial Officer
Morris C. Aaron


/s/ ROBERT PRINGLE              President, Chief Operating       October 5, 2000
----------------------------    Officer and Director
Robert Pringle


/s/ STEPHEN SCHACHMAN           Director                         October 5, 2000
----------------------------
Stephen Schachman


/s/ M. MOSHE PORAT              Director                         October 5, 2000
----------------------------
M. Moshe Porat

                          THE NETWORK CONNECTION, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999.....................F-3

Consolidated Statements of Operations for the Year Ended
  June 30, 2000, the Transition Period Ended June 30, 1999
  and the Year Ended October 31, 1998........................................F-4

Consolidated Statements of Cash Flows for the Year Ended
  June 30, 2000, the Transition Period Ended June 30, 1999
  and the Year Ended October 31, 1998........................................F-5

Consolidated Statements of Stockholders' Equity (Deficiency)
  and Comprehensive Income for the Year Ended  June 30, 2000,
  the Transition Period Ended June 30, 1999 and the Year Ended
  October 31, 1998...........................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
The Network Connection, Inc.:


We have audited the accompanying consolidated balance sheets of The Network Connection, Inc. and Subsidiary (the Company) as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income and cash flows for the year ended June 30, 2000, the Transition Period ended June 30, 1999 and the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of The Network Connection, Inc. and Subsidiary at June 30, 2000 and 1999 and the results of its operations and its cash flows for the year ended June 30, 2000, the Transition Period ended June 30, 1999 and the year ended October 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Network Connection, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses from operations and has a working capital deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ KPMG LLP


Phoenix, Arizona
September 27, 2000

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,           JUNE 30,
                            Assets                                               2000                1999
                                                                             ------------        ------------
Current assets:
  Cash and cash equivalents                                                  $    579,721        $  2,751,506
  Restricted cash                                                                 475,915             446,679
  Investment securities                                                                --             302,589
  Accounts receivable                                                              55,951              75,792
  Notes receivable from related parties                                                --              98,932
  Inventories                                                                          --           1,400,000
  Prepaid expenses                                                                336,721             169,429
  Assets held for sale                                                                 --             800,000
  Due from affiliate                                                               73,607                  --
  Other current assets                                                             74,566             173,999
                                                                             ------------        ------------
      Total current assets                                                      1,596,481           6,218,926
Note receivable from related party                                                117,612              75,000
Property and equipment, net                                                     3,810,649           1,338,580
Intangibles, net                                                                6,697,955           7,119,806
Other assets                                                                    1,246,002                 150
                                                                             ------------        ------------

      Total assets                                                           $ 13,468,699        $ 14,752,462
                                                                             ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $  4,338,943        $  1,681,771
  Accrued liabilities                                                           2,924,797           2,209,682
  Deferred revenue                                                                     --             365,851
  Accrued product warranties                                                      141,796                  --
  Dividends payable                                                               140,000                  --
  Notes payable                                                                     4,744              24,391
  Notes payable to related parties                                                800,000              68,836
                                                                             ------------        ------------
      Total current liabilities                                                 8,350,280           4,350,531
Notes payable                                                                          --           3,467,045
Notes payable to related parties                                                2,350,000           1,647,692
                                                                             ------------        ------------
      Total liabilities                                                        10,700,280           9,465,268
                                                                             ------------        ------------
Commitments and contingencies

Stockholders' equity:
  Series B preferred stock par value $0.01 per share, 1,500 shares
   designated, issued and outstanding                                                  15                  15
  Series C preferred stock par value $0.01 per share, 1,600 shares
   designated; zero and 800 issued and outstanding, respectively                       --                   8
  Series D preferred stock par value $0.01 per share, 2,495,400
   designated, issued and outstanding                                              24,954              24,954
  Common stock par value $0.001 per share, 40,000,000 shares authorized;
   14,460,212 and 6,339,076 issued and outstanding, respectively                   14,460               6,339
  Additional paid-in capital                                                  102,053,251          88,316,945
  Accumulated other comprehensive income:
    Loss on foreign currency translation                                          (11,521)                 --
    Net unrealized loss on investment securities                                       --                (526)
  Accumulated deficit                                                         (99,312,740)        (83,060,541)
                                                                             ------------        ------------
      Total stockholders' equity                                                2,768,419           5,287,194
                                                                             ------------        ------------
      Total liabilities and stockholders' equity                             $ 13,468,699        $ 14,752,462
                                                                             ============        ============

          See accompanying notes to consolidated financial statements.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               TRANSITION
                                                           YEAR ENDED       PERIOD ENDED       YEAR ENDED
                                                            JUNE 30,          JUNE 30,         OCTOBER 31,
                                                              2000              1999              1998
                                                          ------------      ------------      ------------
Revenue:
  Equipment sales                                         $  6,983,787      $    875,957      $ 18,038,619
  Service income                                               107,873            82,650           778,343
                                                          ------------      ------------      ------------
                                                             7,091,660           958,607        18,816,962
                                                          ------------      ------------      ------------
Costs and expenses:
  Cost of equipment sales                                    4,867,519         1,517,323        15,523,282
  Cost of service income                                        61,978               480            13,789
  General and administrative expenses                        9,827,804         3,628,652         9,019,872
  Research and development expenses                                 --                --         1,092,316
  Reversal of warranty, maintenance &
    commission accruals                                             --        (7,151,393)               --
  Non cash compensation expense                              1,005,232                --                --
  Provision for doubtful accounts                                   --            28,648                --
  Special charges                                            2,156,205           521,590           400,024
  Amortization of intangibles                                  912,553            74,981                --
                                                          ------------      ------------      ------------
                                                            18,831,291        (1,379,719)       26,049,283
                                                          ------------      ------------      ------------

       Operating income (loss)                             (11,739,631)        2,338,326        (7,232,321)

Other:
  Interest expense                                          (4,602,183)          (83,029)          (11,954)
  Interest income                                              109,001            77,682            53,465
  Other income (expense)                                       (19,386)           11,226            10,179
                                                          ------------      ------------      ------------

       Net income (loss)                                   (16,252,199)        2,344,205        (7,180,631)

Cumulative dividend on preferred stock                        (120,000)          (30,667)               --
                                                          ------------      ------------      ------------

Net income (loss) available to common stockholders        $(16,372,199)     $  2,313,538      $ (7,180,631)
                                                          ============      ============      ============

Basic net income (loss) per common share                  $      (1.71)     $       0.97      $      (6.80)
                                                          ============      ============      ============

Weighted average number of shares outstanding                9,600,322         2,387,223         1,055,745
                                                          ============      ============      ============

Diluted net income (loss) per common share                $      (1.71)     $       0.13      $      (6.80)
                                                          ============      ============      ============
Weighted average number of common and
  dilutive shares outstanding                                9,600,322        18,543,707         1,055,745
                                                          ============      ============      ============

          See accompanying notes to consolidated financial statements.

                          THE NETWORK CONNECTION, INC.

                             STATEMENT OF CASH FLOWS

                                                                                         TRANSITION
                                                                       YEAR ENDED       PERIOD ENDED      YEAR ENDED
                                                                        JUNE 30,          JUNE 30,        OCTOBER 31,
                                                                          2000              1999             1998
                                                                      ------------      -----------      -----------
Cash flows from operating activities:
 Net income (loss)                                                    $(16,252,199)     $ 2,313,538      $(7,180,631)
 Adjustments to reconcile net income (loss) to net cash:
   Depreciation and amortization                                         1,458,038          342,544        1,205,361
   Change in inventory valuation                                                --         (892,010)              --
   Special charges                                                       2,156,205          521,590          400,024
   Non cash interest                                                     4,336,743               --               --
   Reversal of warranty, maintenance and commission accruals                    --       (7,151,393)              --
   Loss on sale of assets held for sale                                     37,893               --               --
   Loss on disposal of assets                                               44,300               --               --
   Non cash compensation expense                                         1,005,232               --               --
 Changes in net assets and liabilities, net of effect of Transaction:
   Decrease (increase) in accounts receivable                               19,841         (482,344)       4,523,470
   Decrease (increase) in inventories                                     (957,625)       1,897,437        5,105,334
   Decrease (increase) in prepaid expenses                                 (24,955)        (116,717)          47,428
   Increase in due from affiliate                                          (73,607)              --               --
   Decrease in other current assets                                         38,141           78,134          247,549
   Increase  in other assets                                               (31,250)              --         (411,042)
   (Decrease) increase in accounts payable                               2,817,583       (1,449,333)      (4,933,431)
   (Decrease) increase in accrued liabilities                              153,983          702,559       (1,758,210)
   (Decrease) increase in deferred revenue                                 374,234        1,138,048       (1,930,882)
   Increase in accrued product warranties                                  141,796               --          758,321
                                                                      ------------      -----------      -----------
          Net cash used in operating activities                       $ (4,755,647)     $(3,097,947)     $(3,926,709)
                                                                      ------------      -----------      -----------
Cash flows from investing activities:
 Purchases of investment securities                                             --         (302,589)              --
 Sale of investment securities                                             303,115               --               --
 Purchases of property and equipment                                    (3,479,808)         (18,243)         (36,008)
 Proceeds from sale of equipment                                             3,590               --            3,620
 Proceeds from sale of assets held for sale                                762,107               --               --
 Cash acquired in Transaction                                                   --           23,997               --
 Increase in restricted cash                                               (29,236)          (9,177)        (437,502)
 Repayments on notes receivable                                             42,381               --               --
                                                                      ------------      -----------      -----------
          Net cash used in investing activities                       $ (2,397,851)     $  (306,012)     $  (469,890)
                                                                      ------------      -----------      -----------
Cash flows from financing activities:
 Payments on notes payable                                                (787,840)         (58,450)         (80,753)
 Borrowings under revolving credit facility                              4,200,000               --               --
 Advances from related parties                                           1,138,044               --               --
 Advances under equity purchase agreement                                  500,000               --               --
 Re-purchase of outstanding warrants                                      (296,040)              --               --
 Advances from parent                                                           --          805,616               --
 Capital contribution                                                           --        5,391,951        4,427,544
 Employee stock option exercises                                           236,077            2,000               --
                                                                      ------------      -----------      -----------
          Net cash provided by financing activities                   $  4,990,241      $ 6,141,117      $ 4,346,791
                                                                      ------------      -----------      -----------

Effect of exchange rate on cash and cash equivalents                        (8,528)              --               --
                                                                      ------------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                    (2,171,785)       2,737,158          (49,808)

Cash and cash equivalents at beginning of year                           2,751,506           14,348           64,156
                                                                      ------------      -----------      -----------
Cash and cash equivalents at end of year                              $    579,721      $ 2,751,506      $    14,348
                                                                      ============      ===========      ===========

                 See accompanying notes to financial statements.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                            AND COMPREHENSIVE INCOME
         Year Ended June 30, 2000, Transition Period Ended June 30, 1999
                        and Year Ended October 31, 1998


                                                            SERIES B      SERIES C     SERIES D     COMMON        PAID-IN
                                                            PREFERRED    PREFERRED    PREFERRED     STOCK         CAPITAL
                                                            ---------    ---------    ---------     -----         -------
Balance as of October 31, 1997                                 $ --         $ --       $    --     $    --     $         --
 Contributed capital                                             --           --            --          --               --
 Net loss                                                        --           --            --          --               --
                                                               ----         ----       -------     -------     ------------
Balance as of October 31, 1998                                 $ --         $ --       $    --     $    --     $         --
 Contributed capital                                             --           --            --          --               --
 Contribution of advances to capital                             --           --            --          --       85,010,410
 Issuance of stock                                               15            8        24,954       6,338        3,304,536
 Exercise of stock options                                       --           --            --           1            1,999
 Comprehensive income (loss):
  Unrealized loss on available for sale securities               --           --            --          --               --
  Net income                                                     --           --            --          --               --
 Total comprehensive income                                      --           --            --          --               --
                                                               ----         ----       -------     -------     ------------
Balance as of June 30, 1999                                    $ 15         $  8       $24,954     $ 6,339     $ 88,316,945
 Issuance of stock for services                                  --           --            --         106          312,970
 Exercise of stock options                                       --           --            --         112          235,965
 Dividends payable to affiliate                                  --           --            --          --         (140,000)
 Conversion of Promissory Note                                   --           --            --       4,802        4,471,246
 Conversion of Series C Stock                                    --           (8)           --         886             (878)
 Partial conversion of Facility                                  --           --            --       1,233        1,848,766
 Conversion of note payable                                      --           --            --         200          399,800
 Purchase of outstanding warrants                                --           --            --          --         (296,036)
 Advance under equity purchase agreement                         --           --            --          --          447,544
 Net issuance of commitment shares associated
   with equity purchase agreement                                --           --            --         315          605,818
 Beneficial conversion on Facility                               --           --            --          --        4,200,000
 Cashless exercise of outstanding warrants                       --           --            --         467             (467)
 Non-cash compensation and issuance of warrants for services     --           --            --          --          853,910
 Issuance of warrants to related party in connection
  with financing                                                 --           --            --          --          797,668
 Comprehensive loss:
  Loss on foreign currency translation                           --                         --          --               --
  Change in unrealized loss on avilable for sale securities      --                         --          --               --
 Net loss                                                        --                         --          --               --
Total comprehensive loss                                         --           --            --          --               --
                                                               ----         ----       -------     -------     ------------
Balance as of June 30, 2000                                    $ 15         $ --       $24,954     $14,460     $102,053,251
                                                               ====         ====       =======     =======     ============

                                                                              ACCUMULATED        OTHER
                                                             ADDITIONAL       CONTRIBUTED     ACCUMULATED         TOTAL
                                                         CAPITAL IN EXCESS   COMPREHENSIVE     (DEFICIT)       STOCKHOLDERS'
                                                           OF PAR VALUE         INCOME          INCOME      EQUITY (DEFICIENCY)
                                                           ------------         ------          ------      -------------------

Balance as of October 31, 1997                              $ 75,190,915      $     --      $(78,193,448)     $ (3,002,533)
 Contributed capital                                           4,427,544            --                --         4,427,544
 Net loss                                                             --            --        (7,180,631)       (7,180,631)
                                                            ------------      --------      ------------      ------------
Balance as of October 31, 1998                              $ 79,618,459      $     --      $(85,374,079)     $ (5,755,620)
 Contributed capital                                           5,391,951            --                --         5,391,951
 Contribution of advances to capital                         (85,010,410)           --                --                --
 Issuance of stock                                                    --            --                --         3,335,851
 Exercise of stock options                                            --            --                --             2,000
 Comprehensive income (loss):
  Unrealized loss on available for sale securities                    --          (526)               --                --
  Net income                                                          --            --         2,313,538                --
 Total comprehensive income                                           --            --                --         2,313,012
                                                            ------------      --------      ------------      ------------
Balance as of June 30, 1999                                 $         --      $   (526)     $(83,060,541)     $  5,287,194
 Issuance of stock for services                                       --            --                --           313,076
 Exercise of stock options                                            --            --                --           236,077
 Dividends payable to affiliate                                       --            --                --          (140,000)
 Conversion of Promissory Note                                        --            --                --         4,476,048
 Conversion of Series C Stock                                         --            --                --                --
 Partial conversion of Facility                                       --            --                --         1,849,999
 Conversion of note payable                                           --            --                --           400,000
 Purchase of outstanding warrants                                     --            --                --          (296,036)
 Advance under equity purchase agreement                              --            --                --           447,544
 Net issuance of commitment shares associated
  with equity purchase agreement                                      --            --                --           606,133
 Beneficial conversion on Facility                                    --            --                --         4,200,000
 Cashless exercise of outstanding warrants                            --            --                --                --
 Non-cash compensation and issuance of warrants for services          --            --                --           853,910
 Issuance of warrants to related party in connection
  with financing                                                      --            --                --           797,668
 Comprehensive loss:
   Loss on foreign currency translation                               --       (11,521)               --                --
   Change in unrealized loss on avilable for sale securities          --           526                --                --
 Net loss                                                             --            --       (16,252,199)               --
Total comprehensive loss                                              --            --                --       (16,263,194)
                                                            ------------      --------      ------------      ------------
Balance as of June 30, 2000                                 $         --      $(11,521)     $(99,312,740)     $  2,768,419
                                                            ============      ========      ============      ============

        See accompanying notes to consolidated financial statements.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) DESCRIPTION OF BUSINESS

     The Network Connection, Inc. and Subsidiary (the "Company" or "TNCi") was incorporated on December 30, 1986. The Company designs, manufactures, installs and maintains advanced, high-end, high-performance computer servers and interactive, broad-band information and entertainment systems, and procures and provides the content available through the systems. These all-digital systems deliver an on-demand multimedia experience via high-speed, high-performance Internet Protocol (IP) networks. These systems are designed to provide users access to information, entertainment and a wide array of service options, such as shopping for goods and services, computer games, access to the World Wide Web and on-line gambling where permitted by applicable law. The service options available are customized for each installation and generally vary depending on the environment in which each system is installed. Our targeted markets for these systems are hotels and time-share properties, cruise ships, educational institutions and corporate training, and passenger trains.

(b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of The Network Connection, Inc. and its wholly-owned UK subsidiary, TNCi UK Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) BASIS OF PRESENTATION

     On May 18, 1999, Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.) ("Global") received from the Company 1,055,745 shares of its common stock and 2,495,400 shares of its Series D Convertible Preferred Stock in exchange for $4,250,000 in cash and substantially all the assets and certain liabilities of Global's Interactive Entertainment Division ("IED"), as defined in the Asset Purchase and Sale Agreement dated April 30, 1999, as amended (the "Transaction"). The Transaction has been accounted for as a reverse merger whereby, for accounting purposes, Global is considered the accounting acquiror, and although the legal capital structure carries forward, and the Company is treated as the successor to the historical operations of IED. Accordingly, the historical financial statements of the Company, which previously have been reported to the Securities and Exchange Commission ("SEC") on Forms 10-KSB, 10-QSB, among others, as of and for all periods through March 31, 1999, will be replaced with those of IED.

     The Company will continue to file as a SEC registrant and continue to report under the name The Network Connection, Inc. The financial statements as of and for the year ended October 31, 1998 reflect the historical results of Global's IED as previously included in Global's consolidated financial statements. Included in the results of operations for the eight months ended June 30, 1999 are the historical results of Global's IED through April 30, 1999, and the results of the post Transaction company for the two months ended June 30, 1999. The Transaction date for accounting purposes is May 1, 1999. Contributed capital reflects the cash consideration paid by Global to the Company in the Transaction in addition to funding of IED historical operations. Global will continue to report as a separate SEC registrant, owning the shares of the Company as described above. As of June 30, 1999, the Company is a majority owned subsidiary of Global whose ownership, through a combination of the Transaction described above and Global's purchase of Series B 8 % preferred stock of the Company and 110,000 shares of the Company's common stock from third party investors, approximates 78% of the Company on an if-converted common stock basis. (See Note 17). As of June 30, 2000, Global's ownership in the Company increased to 79% as a result of continued investment on the part of Global, offset by additional third party investment and exercise of warrants and stock options. The historical financial statements of the Company up to the date of the Transaction as previously reported will no longer be included in future filings of the Company.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

(d) USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(e) CHANGE IN FISCAL YEAR-END

     As of June 30, 1999, the Company changed its fiscal year-end from December 31 to June 30. The Transition Period resulting from the change in fiscal year-end is measured from IED's former fiscal year-end of October 31. Accordingly, the eight-month period resulting from this change, November 1, 1998 through June 30, 1999, is referred to as the "Transition Period."

(f) CASH EQUIVALENTS

     The  Company   considers  all  highly  liquid   investments  with  original
maturities at the date of purchase of three months or less to be cash equivalents.

(g) INVESTMENT SECURITIES

     Investment securities consisted of debt securities with a maturity greater than three months at the time of purchase. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") the debt securities are classified as available-for-sale and carried at fair value, based on quoted market prices. The net unrealized gains or losses on these investments are reported in stockholders' equity. The specific identification method is used to compute the realized gains and losses on the debt securities.

(h) INVENTORIES

     Inventories consisting principally of entertainment network components are stated at the lower of cost (first-in, first-out method) or market. As of June 30, 1999, inventories consisted of $1.4 million of finished goods.

(i) INTANGIBLES

     Intangibles consist of goodwill and trademarks. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized over five years using the straight-line method. Effective May 1, 2000, the Company revised its estimate of the remaining useful life of its goodwill from ten years to five years as a result of economic events which occurred during the period. (See Note 22(e)). Goodwill amortization expense was $896,287, $73,986 and $0 in the year ended June 30, 2000, the Transition period ended June 30, 1999 and the year ended October 31, 1998, respectively. Had the Company assumed a five-year life for goodwill amortization at the Transition date, additional expense of approximately $593,000 (unaudited) would have been recorded for the year-ended June 30, 2000, and approximately $712,000 (unaudited) for each of the remaining years.

     Trademarks are stated at fair market value at the date of acquisition and are amortized over ten years using the straight-line method.

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the assets in measuring whether the asset is recoverable. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the intangible to its estimated fair value.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

(j) PROPERTY AND EQUIPMENT

     Property and  equipment  are stated at the lower of cost or net  realizable value. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the underlying lease term or asset life. Guest pay interactive systems consist of equipment and related costs of installation. Construction in progress consists of purchased and manufactured parts of partially installed guest pay interactive systems.

(k) REVENUE RECOGNITION

     The Company's revenue derived from sales and installation of equipment is recognized upon installation and acceptance by the customer. Fees derived from servicing installed systems are recognized when earned, according to the terms of the service contract. Revenue pursuant to contracts that provide for revenue sharing with customers and/or others is recognized in the period the services are purchased by the systems' end users (i.e., a hotel guest). Revenue earned pursuant to extended warranty agreements is recognized ratably over the warranty period.

(l) DEFERRED REVENUE

     Deferred revenue represents cash received on advance billings of equipment sales as allowed under installation and extended warranty contracts.

(m) RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred except for development costs required by a customer contract. Development costs incurred pursuant to contractual obligations are allocated to deliverable units. These development costs are expensed as cost of equipment sales upon installation of the complete product and acceptance by the customer.

(n) WARRANTY COSTS

     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold with an initial warranty period. Revenue and expenses under extended warranty agreements are recognized ratably over the term of the extended warranty.

(o) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

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

(q) NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders, by the weighted average number of common

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company.

(r) STOCK-BASED COMPENSATION

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. Statement of Financial Accounting Standards (SFAS No. 123 "Accounting for Stock Based Compensation") established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123.

(s) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities", to establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This new standard, as amended by related SFAS Nos. 137 and 138, will be effective for the Company for its fiscal year ending June 30, 2001. We are currently evaluating the impact of SFAS No. 133.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company's consolidated financial statements.

(t) FOREIGN CURRENCY TRANSLATION

     The consolidated financial statements of the Company's United Kingdom subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of the subsidiary are translated into U.S. dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the statement of operations.

(u) RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

(v) COMPREHENSIVE INCOME

     The Company reports comprehensive income and its components in its full set of financial statements in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net income and foreign currency translations, net of taxes and is presented in the consolidated statement of stockholders, equity and comprehensive income; it does not affect the Company's financial position or results of operations.

(w) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of June 30, 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

     The carrying amount of cash, cash equivalents and restricted cash approximates fair value because their maturity is generally less than three months. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value as they are expected to be collected or paid within ninety days of year-end. The fair value of notes receivable and notes payable approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(2) FINANCIAL CONDITION AND LIQUIDITY

     The  Company's   consolidated   financial  statements  are  prepared  using
generally  accepted  accounting  principles  applicable to a going concern which

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company, which has incurred net losses from operations for two of the last three periods, has an accumulated deficit at June 30, 2000 as a result of efforts to build its customer base and develop its operations. Management believes that our current cash balances, the $5 million credit facility with Global Technologies (of which approximately $2.7 million remains available as of September 29, 2000), and currently available external sources of financing will not be sufficient to meet our currently anticipated cash requirements for operations for the next 12 months. A substantial portion of the Company's accounts payable are past due and many suppliers have imposed cash on delivery terms. The Company is in discussions with private equity sources which, if transactions are consumated, together with the Global Technologies credit facility and currently available external sources of financing, should provide sufficient short-term funding. Our inability to draw on the credit facility with Global Technologies, to obtain funds pursuant to the currently available external sources of financing, or not complete certain private placement transactions, would have a material adverse effect on our operating results, financial condition and ability to continue as a going concern.

     Global Technologies does not currently have sufficient cash for us to borrow under the credit facility and no assurance can be given that currently available external sources of financing will have the resources necessary to meet its commitments as we draw down from time to time pursuant to our private equity line, or that other financings will be consumated. Additionally, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures and expansions.

     The Company has significant expansion plans which it intends to fund with the facilities discussed above; however, if there is any delay in the anticipated closing of these facilities or any shortfall, the Company will not engage in such expansion until adequate capital sources have been arranged. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans or scale back operations to the extent of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

     The Company expects to continue to focus on developing and expanding its enhanced broadband information and entertainment systems while continuing to expand its current operation's market penetration. Accordingly, the Company expects that its capital expenditures and cost of revenues and depreciation and amortization expenses will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, the Company may change its strategy to respond to a changing competitive environment. There can be no assurance that growth in the Company's revenue or market penetration will continue, that its expansion efforts will be profitable, or that the Company will be able to achieve or sustain profitability or positive cash flow. Further, the Company will require substantial financing to continue as a going concern, accomplish any significant acquisition or merger transaction, and provide for working capital to operate its current and proposed expanded operations until profitability is achieved, if ever.

(3) ACQUISITION

     The Transaction has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon estimated fair values at the date of acquisition as follows:

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

       Purchase Price:
        Cash                                                    $ 4,250,000
        Net liabilities of IED contributed                       (4,012,430)
                                                                -----------
           Total                                                $   237,570
                                                                ===========
     Assets acquired and liabilities assumed:
        Historical book value of net liabilities                $(2,457,723)
     Fair value adjustments:
        Inventory                                                (1,280,847)
        Property and equipment                                   (1,246,145)
        Other assets                                               (430,567)
        Liabilities                                                (672,506)
                                                                -----------
           Total fair value of liabilities assumed              $(6,087,788)

     Excess of fair value of TNCi Series B Preferred Stock
        and Series C Preferred Stock over its recorded value    $(1,501,000)
     Purchase of Common Stock of TNCi                              (254,658)
                                                                ===========
        Excess of purchase price over fair value of net
        liabilities assumed (goodwill)                          $ 7,605,876
                                                                ===========

     The excess of fair value of TNC Series B Preferred Stock and Series C Preferred Stock is the result of Global's acquisition of such shares based on the fair value of the Global Series A Preferred Stock amounting to $4,080,000, less $980,000 (net of $50,000 of legal fees) cash received and the historical value of $1,549,000 of the Series B Preferred Stock.

     Purchase of 110,000 shares of Common Stock of TNCi from a third party was valued based on the cash consideration paid by Global for the shares.

     On May 9, 2000, pursuant to the indemnification provisions of the Asset Purchase and Sale Agreement, Global notified the Company of several violations of representation and warranties contained in the Agreement, including undisclosed liabilities. Accordingly, previously recognized fixed assets and unrecorded liabilities were recorded with an adjustment to goodwill of $490,702. The Company will issue an additional 270,081 shares to Global in consideration of the indemnification provisions.

(4) RESTRICTED CASH

     At June 30, 2000 and 1999, the Company held restricted cash of $475,915 and $446,679, respectively, in a trust fund for payments which may be required under a severance agreement with one former executive of Global. (See Note 17.)

(5) INVESTMENT SECURITIES

     A summary of investment securities by major security type at June 30, 1999 follows:

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

                                                GROSS        GROSS
                                              UNREALIZED   UNREALIZED
                                  AMORTIZED    HOLDING      HOLDING      FAIR
                                     COST       GAINS        LOSSES      VALUE
                                     ----       -----        ------      -----
Available-for-sale:
  Corporate debt securities        $303,115      $167        $(693)     $302,589
                                   ========      ====        =====      ========

(6) ASSETS HELD FOR SALE

     In connection with the acquisition of TNCi, the Company relocated corporate offices and production capabilities of TNCi to its Phoenix, Arizona offices. Accordingly, as of June 30, 1999, certain assets were recorded at their net realizable value and classified as assets held for sale. In September 1999, TNCi sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus additional cash of approximately $80,000, was used by the Company to repay a note payable due April 2001, in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from the sale were used to retire a note payable due 2009 in the principal amount of $220,508.

(7) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                               JUNE 30,          JUNE 30,
                                                 2000              1999
                                              -----------      -----------
     Leasehold improvements                   $   199,143      $    24,117
     Purchased software                           188,476          149,703
     Furniture                                    160,648          163,609
     Equipment                                  1,831,563        1,684,180
     Guest pay interactive systems:
         Installed                                467,885               --
         Construction in progress:
              System components                   967,215               --
              Work in progress                  1,009,907               --
                                              -----------      -----------
                                                4,824,837        2,021,609
     Less: accumulated depreciation
         and amortization                      (1,014,188)        (683,029)
                                              -----------      -----------
         Property and equipment, net          $ 3,810,649      $ 1,338,580
                                              ===========      ===========

(8) INTANGIBLES

     A summary of intangibles follows:

                                              JUNE 30,          JUNE 30,
                                                2000              1999
                                             -----------       -----------
     Goodwill                                $ 7,605,876       $ 7,115,174
     Trademarks                                   79,613            79,613
                                             -----------       -----------
                                               7,685,489         7,194,787

     Accumulated amortization                   (987,534)          (74,981)
                                             -----------       -----------
                                             $ 6,697,955       $ 7,119,806
                                             ===========       ===========

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

(9) ACCRUED LIABILITIES

     A summary of accrued liabilities follows:

                                                   JUNE 30,       JUNE 30,
                                                     2000           1999
                                                  ----------     ----------
     Due to related parties (See Note 17)         $1,419,716     $1,891,123
     Other accrued expenses                        1,505,081        318,559
                                                  ----------     ----------
           Accrued liabilities                    $2,924,797     $2,209,682
                                                  ==========     ==========

(10) NOTES PAYABLE TO RELATED PARTIES

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trust (together the "Trusts"), advanced a total of $800,000 to the Company for working capital purposes. An additional $250,000 was advanced to the Company in July 2000. On September 12, 2000, the advances were converted into two promissory notes, each in the amount of $525,000, issued to each Trust by the Company. The notes mature on December 31, 2000 and bear interest at 9%. The Trusts are controlled by the Company's Chairman and Chief Executive Officer, Irwin L. Gross. (See Note 17 - Related Party Transactions and Note 22 (c).)

     As of June 30, 1999, the Company had notes payable in the amount of $68,836 to related parties with interest payable at approximately 5% per annum. These notes became due and payable upon achievement of certain operational goals which were achieved during the fiscal year ended June 30, 2000, and accordingly paid in full.

     On August 24, 1999, the Board of Directors of Global approved a $5 million secured revolving credit facility by and between Global and the Company (the "Facility"). The Facility provides that the Company may borrow up to $5 million for working capital and general corporate purposes at the prime rate of interest (9.5% at June 30, 2000) plus 3%. The Facility matures in September 2001. The Company paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of the Company and is convertible, at any time at Global's option, into shares of the Company's Series C Stock or Common Stock at a price equal to the lesser of 66.7% of the closing bid price for the trading day immediately preceding the Conversion Date, $1.50 per share or any lesser amount at which Common Stock has been issued to third parties. Pursuant to Nasdaq rules, Global may not convert borrowings under the Facility into shares of Common Stock in excess of 19.99% of the number of shares of Common Stock outstanding on August 24, 1999 without shareholder approval. On June 29, 2000, Global exercised its right to convert $1,850,000 of the balance outstanding under the Facility into 1,233,333 shares of the Company's Common Stock. As of June 30, 2000, $2,350,000 was outstanding under the Facility.

     The Company's revolving credit facility is considered a convertible debt security with a nondetachable conversion feature. The conversion rate of the Facility is measured each time the Company borrows or repays amounts under the Facility ("Commitment Date"). If the market price of the Company's common stock at the Commitment Date is greater than the Conversion Price, the advance is considered to be in-the-money and is considered to have an embedded beneficial conversion feature.

     EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" requires that embedded beneficial conversion features present in convertible securities should be valued separately.

     The Company's borrowings under the Facility during the year ended June 30, 2000 and related beneficial conversion features resulted in a charge to earnings of $4.2 million of which $1,080,000 relates to the quarter ended March 31, 2000, and $3.1 million relates to the quarter ended June 30, 2000, and is recorded in interest expense. Had the Company identified this beneficial conversion feature of $1,080,000 (unaudited) as of March 31, 2000, the net loss of the Company for the three-month period ended March 31, 2000 would have increased from $(3.0) million (unaudited) to $(4.0) million (unaudited) and basic and diluted net loss per share would have increased from $(.24) (unaudited) to $(.33) (unaudited). The net loss of the Company for the nine-month period ended March 31, 2000 would have increased from $(4.4)

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY million (unaudited) to $(5.5) million (unaudited) and basic and diluted net loss per share increased from $(.52) (unaudited) to $(.65) (unaudited).

     Prior to the Transaction, the Company entered into a secured promissory note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets (the "Promissory Note"). The Promissory Note was convertible into shares of the Company's Series C Stock on the same terms and conditions as the Facility described above, at the discretion of Global. Global has also advanced approximately $898,000 to the Company in the form of intercompany advances. As of June 30, 1999, $1,647,692 was outstanding under these arrangements.

(11) NOTES PAYABLE

     Notes payable consists of the following:

                                                                                     JUNE 30,      JUNE 30,
                                                                                       2000          1999
                                                                                    ----------    ----------
     Series A, D & E Notes (see below)                                                      --     2,386,048
     Note payable due September 5, 1999, interest at 7%, convertible to Common
      Stock at the option of the Company (see below)                                        --       400,000
     Note payable due in varying installments through 2009, interest at prime
      (8.25% at June 30, 1999) plus 2%, collateralized by certain commercial
      property and personally guaranteed by two shareholders (see below)                    --       220,508
     Note payable due in varying installments through December 2000, interest at
      6.9%, collateralized by a vehicle                                                  4,744        10,308
     Note payable due and payable April 19, 2001, interest 16% payable monthly,
      collateralized by certain commercial property (see below)                             --       470,000
     Note payable due in varying installments through 2000, interest at 11%,
      collateralized by a vehicle                                                           --         4,572
                                                                                    ----------    ----------
                                                                                         4,744     3,491,436
     Less current portion                                                                4,744        24,391
                                                                                    ----------    ----------
                                                                                    $        0    $3,467,045
                                                                                    ==========    ==========

(a) SERIES NOTES

     The Series A, D and E Notes ("Series Notes") were issued by the Company in 1998 prior to the Transaction. The Series Notes all had original maturities of approximately 135 days with interest at approximately 7% to 8% per annum. The Company could choose to repay such Notes in cash subject to a payment charge equal to approximately 7% of the face amount of the Note or the Company could elect to convert the Series Notes into preferred stock of the Company which is convertible into common stock. In July and August 1999, Global purchased all of the Series Notes from the holders of such notes. Concurrent with such purchase by Global, the Company executed several allonges to the Promissory Note which cancelled such Series Notes and rolled the principal balance, plus accrued but unpaid interest, penalties and redemption premiums on the Series Notes into the principal balance of the Promissory Note. Subsequent to May 18, 1999, Global had also advanced working capital to the Company in the form of intercompany advances. In August 1999, the Company executed an allonge to the Promissory Note which rolled the intercompany advances into the principal balance of the Promissory Note and granted Global the ability to convert the Promissory Note directly into shares of the Company's Common Stock, without first converting to Series C Stock, as an administrative convenience.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

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

(b) OTHER NOTES PAYABLE

     In September 1999, the Company sold one of its two buildings in Alpharetta, Georgia. The net proceeds of approximately $390,000 from the sale, plus additional cash of approximately $80,000, was used by the Company to repay a note payable due April 2001, in the principal amount of $470,000. The sale of the second building occurred in November 1999. The net proceeds of approximately $367,000 from the sale were used to retire the note payable due 2009 in the principal amount of $217,000.

     In October 1999, a note payable in the principle amount of $400,000 due September 5, 1999 was converted into 200,000 shares of the Company's Common Stock.

(12) NET INCOME (LOSS) PER SHARE

     For the Transition Period, basic weighted average number of shares outstanding includes 1,055,745 common shares held by Global for the full period and approximately 5.3 million shares (the shares issued and outstanding prior to the Transaction) for two months. Diluted weighted average number of shares outstanding for the Transition Period include 1,055,745 common shares and 15,097,170 potential dilutive securities resulting from the Series D Convertible Preferred Stock for the entire Transition Period (both issued to Global in connection with the Transaction); plus 5,278,737 common shares outstanding prior to the merger, and 1,133,120 common stock equivalents related to the Convertible Promissory Note, Series A, D and E Convertible Notes, Series B 8% Convertible Preferred Stock, Series C 8% Convertible Preferred Stock and options each weighted for the two months ended June 30, 1999.

     Basic and diluted weighted average number of shares outstanding for the year ended October 31, 1998 included 1,055,745 shares of the Company's common stock, representing 100% of the Company's capital stock which was all owned by Global. No effect was given to common stock equivalents in either year in the computation of diluted loss per share for the years ended June 30, 2000 and October 31, 1998 as their effect would have been anti-dilutive.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

                                                                               TRANSITION        YEAR ENDED
                                                             YEAR ENDED       PERIOD ENDED      OCTOBER 31,
                                                            JUNE 30, 2000     JUNE 30, 1999         1998
                                                            -------------     -------------     ------------
      Net income (loss)                                     $ (16,252,199)     $  2,344,205     $ (7,180,631)
      Less: preferred stock dividends                            (120,000)          (30,667)              --
                                                            -------------      ------------     ------------
      Income (loss) available to common stockholders        $ (16,372,199)     $  2,313,538     $ (7,180,631)
                                                            =============      ============     ============
      Basic EPS - weighted average shares outstanding           9,600,322         2,387,223        1,055,745
                                                            =============      ============     ============
      Basic net income (loss) per share                     $       (1.71)     $       0.97     $      (6.80)
                                                            =============      ============     ============
      Basic EPS - weighted average shares outstanding           9,600,322         2,387,223        1,055,745
      Effect of dilutive securities:
       Stock Purchase Options - common stock                           --            82,033               --
       Convertible preferred stock                                     --        15,570,814               --
       Convertible debt                                                --           503,638               --
                                                            -------------      ------------     ------------
      Dilutive EPS - weighted average shares outstanding        9,600,322        18,543,708        1,055,745
      Net income (loss)                                     $ (16,372,199)     $  2,344,205     $ (7,180,631)
                                                            -------------      ------------     ------------
      Diluted net income (loss) per share                   $       (1.71)     $       0.13     $      (6.80)
                                                            =============      ============     ============
     Common stock equivalents not included in dilutive EPS
      since antidilutive
      - Convertible preferred stock                            16,273,641                --       15,097,170
                                                            =============      ============     ============
      - Convertible debt                                        1,566,667                --               --
                                                            =============      ============     ============
      - Stock options and warrants                              4,026,348                --               --
                                                            =============      ============     ============

(13) STOCK OPTION PLANS

     Under the Company's 1994 Employee Stock Option Plan (the "Plan"), as amended, the Company has reserved an aggregate of 1,200,000 shares of Common Stock for issuance under the Plan. Options granted under the Plan are for periods not to exceed ten years. Under the Plan, incentive and non-qualified stock options may be granted. All option grants under the Plan are subject to the terms and conditions established by the Plan and the Stock Option Committee of the Board of Directors. Options must be granted at not less than 100% of fair value for incentive options and not less than 85% of fair value of non-qualified options of the stock as of the date of grant and generally are exerciseable in increments of 25% each year subject to continued employment with the Company. Options generally expire five to ten years from the date of grant. Options canceled represent the unexercised options of former employees, returned to the option pool in accordance with the terms of the Plan upon departure from the Company. The Board of Directors may terminate the Plan at any time at their discretion. During the year ended June 30, 2000, 687,500 stock options with up to a four-year vesting period were granted at exercise prices ranging from $2.00 to $11.50.

     On August 16, 1995, the Company adopted the 1995 Stock Option Plan For Non-Employee Directors (the "Directors Plan") and reserved 100,000 shares of unissued common stock for issuance to all non-employee directors of the Company. The Directors Plan is administered by a committee appointed by the Board of Directors consisting of directors who are not eligible to participate in the Directors Plan. Pursuant to the Directors Plan, directors who are not employees of the Company may receive for their services, on the date first elected as a member of the Board and on each anniversary thereafter, if they continue to serve on the Board of Directors, an automatically granted option to acquire 5,000 shares of the Company's common stock at its fair market value on the date of grant; such options become exercisable in two equal annual installments if the individual continues at that time to serve as a director, and once exercisable remain so until the fifth anniversary of the date of grant. Other grants may be made at the discretion of the Board of Directors from time to time. During fiscal 2000, there were no options granted.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

     During the year ended June 30, 2000, the Company granted options pursuant to separate plans as described below. The total number of stock options granted pursuant to separate plans during the year ended June 30, 2000 was 2,350,000.

     In November 1999, the Compensation Committee of the Board of Directors of the Company recommended option grants to purchase up to 500,000 shares of the Company's Common Stock to Mr. Irwin L. Gross, Chairman and Chief Executive Officer of the Company outside of the plans described above. Such recommendation was accepted and approved by the Board of Directors. One quarter of these options vested immediately and one quarter vest in equal annual installments over three years. The remaining half vest on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event certain performance milestones are achieved. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day of grant. The options expire in October 2009.

     On March 6, 2000, the Company granted options to purchase up to 800,000 shares of the Company's Common Stock to Mr. Robert Pringle, President and Chief Operating Officer of the Company outside of the plans described above. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

     On March 6, 2000, the Company granted options to purchase up to 800,000 shares of the Company's Common Stock to Dr. Jay Rosan, an Executive Vice President of the Company outside of the plans described above. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

     On March 6, 2000, the Company granted options to purchase up to 250,000 shares of the Company's Common Stock to Mr. Richard Genzer, Chief Technology Officer of the Company outside of the plans described above. One fifth of these options vest on June 6, 2000, with the remainder vesting in four equal annual installments beginning March 6, 2001. Exercise price of the options is equal to the closing market price of the Company's Common Stock on the day prior to grant, and the options expire on March 6, 2010.

     A summary of the aforementioned stock option activity follows:

                                                   YEAR ENDED            TRANSITION PERIOD ENDED
                                                  JUNE 30, 2000               JUNE 30, 1999
                                              ----------------------      ---------------------
                                                            WEIGHTED                  WEIGHTED
                                                NUMBER      AVERAGE        NUMBER      AVERAGE
                                                  OF        EXERCISE         OF       EXERCISE
                                                SHARES       PRICE         SHARES       PRICE
                                              ----------    --------      --------    --------
     Balance at the beginning of year           719,978      $ 3.09        676,478     $ 5.00
     Granted                                  3,037,500        6.97        345,348       2.25
     Exercised                                 (111,823)       2.11        (20,000)      3.84
     Forfeited                                 (392,307)       4.03       (281,848)      4.75
                                              ---------                   --------
     Balance at the end of year               3,253,348        6.65        719,978       3.09
                                              =========                   ========
     Exercisable at the end of year             568,337        6.66        331,731       4.29
                                              =========                   ========
     Weighted-average fair value of
        options granted during the year       $    6.56                   $   1.66
                                              =========                   ========

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

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

                                                               TRANSITION PERIOD
                                               YEAR ENDED            ENDED
                                             JUNE 30, 2000       JUNE 30, 1999
                                             -------------       -------------
      Net income (loss) available to
       common stockholders:
         As reported                         $ (16,372,199)       $ 2,313,538
                                             =============        ===========
         Pro forma                           $ (22,578,107)       $ 2,018,009
                                             =============        ===========
      Basic net income (loss) per share:
         As reported                         $       (1.71)       $      0.97
                                             =============        ===========
         Pro forma                           $       (2.35)       $      0.85
                                             =============        ===========
      Diluted net income (loss) per share:
         As reported                         $       (1.71)       $      0.13
                                             =============        ===========
         Pro forma                           $       (2.35)       $      0.11
                                             =============        ===========

     Pro forma net income (loss) reflect only options granted during the year ended 2000 and the Transition Period ended 1999. There were no options granted related to IED for the year ended October 31, 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amount presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to November 1995 are not considered under SFAS No. 123.

     For purposes of the SFAS No. 123 pro forma net income (loss) and net income
(loss) per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 2000 and the Transition Period ended June 30, 1999:

                                                            TRANSITION PERIOD
                                           YEAR ENDED             ENDED
                                          JUNE 30, 2000       JUNE 30, 1999
                                          -------------       -------------
       Dividend yield                             0%                  0%
       Expected volatility                   165.87%              58.76%
       Risk free interest rate                 6.02%               5.67%
       Expected lives (years)                   5.0                10.0

     The following table summarizes the status of outstanding stock options as of June 30, 2000:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   --------------------------------------------    -----------------------------
                                    WEIGHTED
                                    AVERAGE
   RANGE OF         NUMBER OF      REMAINING        WEIGHTED        NUMBER OF        WEIGHTED
   EXERCISE          OPTIONS      CONTRACTUAL       AVERAGE          OPTIONS         AVERAGE
    PRICES         OUTSTANDING    LIFE (YEARS)   EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------     -----------    ------------   --------------    -----------    --------------
$2.00 - $ 2.25        258,848         8.20            $2.23           73,337          $2.25
 2.31 -   4.97        913,000         8.93             2.90          125,000           2.31
 5.13 -   5.88         92,000         9.59             5.62               --             --
 6.50 -   8.72         54,500         9.60             7.70               --             --
 9.00 -  11.50      1,935,000         9.67             9.04          370,000           9.00
                    ---------                                        -------
Total               3,253,348                                        568,337
                    =========                                        =======

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

(14) BENEFIT PLAN

     On June 1, 1999 a formal termination of the Company's 401(k) plan was initiated. The formal termination is expected to be completed in October 2000. The 401(k) plan of parent company Global was amended June 1, 1999 to include employees of the Company.

     Global has adopted a defined  contribution  benefit plan that complies with section 401(k) of the Internal Revenue Code and provides for discretionary company contribution. Employees who complete three months of service are eligible to participate in the Plan. Global did not make any contributions to the Plan for the year ended June 30, 2000, the Transition Period ended June 30, 1999, nor the year ended October 31, 1998.

(15) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Series B 8% Convertible Preferred Stock ("Series B Stock"); stated value $1,000 per share and liquidation value of 120% of stated value. The Holder of Series B Stock is entitled to an annual cumulative dividend of $80 per share payable quarterly in cash or Common Stock. Cumulative unpaid dividends at June 30, 2000 total $140,000. Each share of Series B Stock is convertible into Common Stock at a price equal to the lowest of: a) 75% of the Average Price of Common Stock, as defined, or b) 75% of the Average Price of Common Stock, as defined calculated as if April 29, 1999 were the conversion date. The Series B Stock has no voting rights. Global owns 100% of the issued and outstanding Series B Stock. There were 1,500 shares of Series B Convertible Preferred Stock outstanding at June 30, 2000.

     Series C 8% Convertible Preferred Stock ("Series C Stock"); stated value $1,000 per share and liquidation value of 120% of stated value. The Holder of Series C Stock is entitled to an annual cumulative dividend of $80 per share payable quarterly in cash or Common Stock. Each share of Series C Stock is convertible into Common Stock at a price equal to the lowest of: a) $2.6875 per share, or b) 66.67% of the Average Price, as defined, or c) at the lowest rate the Company issues equity securities, as defined. The Series C Stock generally has no voting rights. On August 24, 1999, Global notified the Company of its intent to convert such shares into Common Stock contingent upon receiving shareholder approval to increase the authorized share capital of the Company. The increase in authorized share capital was subsequently approved at the September 17, 1999 Special Meeting of the Company's shareholders. Accordingly, in December 1999, the Company issued 886,000 shares of its Common Stock to Global upon conversion of all the Series C stock held by Global.

     Series D Convertible Preferred Stock ("Series D Stock"); stated value $10 per share and liquidation value of 120% of stated value. The Holder of Series D Stock is entitled to an annual dividend as and when declared by the Board of Directors of the Company. The Series D Stock generally has no voting rights. The Series D Stock is convertible into the Company's Common Stock at a conversion rate of 6.05 Common shares for each share of Series D Stock.

COMMON STOCK

     At June 30, 2000, there are authorized 40,000,000 shares of Common Stock, par value $0.001 per share. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.

     On June 1, 2000, the Company executed a master facility agreement with Fusion Capital Fund II, LLC ("Fusion") pursuant to which Fusion agreed to enter into an equity purchase agreement with an aggregate available amount of $12,000,000. Under the master facility agreement, the equity purchase agreement grants Fusion the right to purchase up to $12,000,000 of the Company's Common Stock at a price equal to the lesser of (1) $8.00 per share or (2) a price based on the future performance of the common stock, in each case without any fixed discount to the market price. Under the agreement, Fusion has the right to convert up to $1.0 million of the available amount of the purchase equity agreement each month, plus any prior month amounts that have not yet been converted, into shares of the Company's Common Stock at the conversion price.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

The Company has certain rights to prevent conversion or to require mandatory conversion. At no time would Fusion be permitted to beneficially own more than 4.99% of the then aggregate outstanding common stock. Additionally, Fusion received 300,000 shares of the Company's Common Stock as a commitment fee. The shares were valued at $1,021,860, and $468,183 had been netted against proceeds received as of June 30, 2000. As of June 30, 2000, Fusion purchased from the Company an aggregate of 15,400 shares of common stock at an average price of $3.41 per share and provided an advance, repayable in common shares, of $448,000.

     In December 1999 and January 2000, the Company issued 29,500 and 10,000 shares of common stock respectively, to third parties for investor relation services to be provided over a twelve month period.

WARRANTS

     The following table summarizes warrant activity for the year ended June 30, 2000, the Transition Period ended June 30, 1999 and the year ended October 31, 1998:

        Outstanding as of October 31, 1997                                  --
        Issued in connection with consulting services                  334,700
        Issued in connection with Series B Preferred Stock             162,500
        Issued in connection with Series A Notes                       189,025
        Issued in connection with Series D Notes                        70,000
                                                                --------------
        Outstanding as of October 31, 1998                             756,225
        Issued in connection with Series E Notes                       132,500
        Issued in connection with Series F Notes                       187,000
        Issued in connection with Promissory Notes                     290,000
                                                                --------------
        Outstanding as of June 30, 1999                              1,365,725
        Issued in connection with consulting services                  150,000
        Exercised during the year                                     (678,225)
        Repurchased during year                                        (64,500)
                                                                --------------
        Outstanding as of June 30, 2000                                773,000
                                                                ==============
        Exercise Price                                          $ 2.41 - 10.00
                                                                ==============

     During the year ended June 30, 2000, the Company issued 150,000 Common Stock purchase warrants, resulting in 773,000 warrants outstanding at June 30, 2000. Each warrant represents the right to purchase one share of the Company's Common Stock at exercise prices ranging from $2.41 to $10.00 per share, until such warrants expire beginning August 12, 2001 through December 23, 2004.

     In December 1999, the Company issued common stock purchase warrants to purchase 25,000 shares of the Company's Common Stock at $6.50 per share to Emden Consulting Corp. in exchange for advisory services. The exercise period of the warrants expires in December 2004. Non-cash expense of $144,868 was recorded in the fiscal year ended June 30, 2000.

     In December 1999, the Company issued common stock purchase warrants to purchase 25,000 shares of the Company's Common Stock at $6.50 per share to Waterton Group LLC in exchange for advisory services. The exercise period of the warrants expires in December 2004. Non-cash expense of $144,868 was recorded in the fiscal year ended June 30, 2000.

     In December 1999, the Company issued common stock purchase warrants to purchase 100,000 shares of the Company's Common Stock at prices ranging from $6 to $10 per share to Continental Capital & Equity Corp. in exchange for public relations and financial advisory services. The warrants were to vest over a period of 270 days and expire in February 2002. Non-cash expense of $350,269 was recorded in the fiscal year ended June 30, 2000.

     On March 13, 2000, the Company issued 236,081 shares of its Common Stock in connection with the cashless exercise of common stock purchase warrants held by the former holders of the Company's Series A and E notes. The warrants exercised represented warrants to purchase 311,525 shares of the Company's Common Stock.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

Additionally, on March 13, 2000, the Company issued 123,382 shares of its Common Stock in connection with the cashless exercise of common stock purchase warrants previously issued in connection with the Company's Series F notes. The warrants exercised represented warrants to purchase 182,000 shares of the Company's Common Stock.

     In March 2000, the Company repurchased for cash 64,500 Common Stock purchase warrants for $296,000. The warrants were issued prior to the May 1999 Transaction. The repurchase was recorded as a reduction to additional paid-in capital.

     In May 2000, the Company issued 107,433 shares of its Common Stock in connection with the cashless exercise of Common Stock purchase warrants issued in January and May 1998 in connection with financial advisory services. No services have been provided to the Company since the Transaction Date. The warrants exercised represented warrants to purchase 184,700 shares of the Company's Common Stock.

(16) INCOME TAXES

     Income taxes (benefit) differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% to net income (loss) as a result of the following:

                                                                     TRANSITION
                                                    YEAR ENDED      PERIOD ENDED        YEAR ENDED
                                                  JUNE 30, 2000     JUNE 30, 1999    OCTOBER 31, 1998
                                                  -------------     -------------    ----------------
         Computed expected tax (benefit)           $(5,525,746)       $ 786,603         $(2,441,415)
         Change in federal valuation allowance       3,976,710         (983,188)          2,100,322
         Nondeductible expense                       1,549,036           16,320             416,498
         Other                                              --          180,265             (75,405)
                                                   -----------        ---------         -----------
                                                   $        --        $      --         $        --
                                                   ===========        =========         ===========

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                               TRANSITION PERIOD
                                                YEAR ENDED           ENDED
                                              JUNE 30, 2000      JUNE 30, 1999
                                              -------------      -------------
       Deferred tax assets:
        Net operating loss carryforward        $ 11,416,005      $  5,443,825
        Property and equipment                    1,145,301           972,785
        Allowance for bad debts                          --         1,517,277
        Provision for inventory valuation         3,607,166         3,142,092
        Accrued liabilities                         876,320           770,859
        Deferred revenue                                 --           146,699
        Other                                            --           262,589
                                               ------------      ------------
                                                 17,044,792        12,256,126
       Less valuation allowance                 (17,044,792)      (12,256,126)
                                               ------------      ------------
           Net deferred tax asset              $         --      $         --
                                               ============      ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company believes sufficient uncertainty exists regarding the realization of the tax assets such that a full valuation allowance is appropriate. As of June 30, 2000, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $28,752,372, which begins to expire in 2009. The Company likely underwent a change in ownership in accordance with Internal Revenue Code Section 382, the effect of which has not yet been determined by the Company. This change

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY would effect the timing of the utilization of the NOL, as well as the amount of the NOL which may ultimately be utilized, though it is not expected to materially effect the amount of the NOL carryforward.

(17) RELATED PARTY TRANSACTIONS

     Prior to the Transaction, TNCi entered into the Promissory Note with Global in the principal amount of $750,000, bearing interest at a rate of 9.5% per annum, and a related security agreement granting Global a security interest in its assets. In July and August 1999, Global purchased all of the Series A and E notes and the Series D notes issued by TNCi (collectively, the "Series Notes"), respectively from the holders of such notes. Concurrent with such purchases, TNCi executed allonges to the Promissory Note, which cancelled the Series Notes and rolled the principal balance, plus accrued interest, penalties and redemption premiums of the Series Notes into the principal balance of the Promissory Note. In August 1999, TNCi executed another allonge to the Promissory Note which rolled approximately $1.2 million of prior intercompany advances from Global into the Promissory Note and granted Global the ability to convert the Promissory Note directly into shares of TNCi's Common Stock as an administrative convenience. On August 24, 1999, the Board of Directors of Global approved the conversion of the Promissory Note into approximately 4.8 million shares of TNCi's Common Stock. Such conversion was contingent upon receiving shareholder approval to increase the authorized share capital of TNCi. This increase in authorized share capital was approved on September 17, 1999, and the shares were subsequently issued in December 1999 based as on the August 24, 1999 conversion date.

     On August 24, 1999, the Company's Board of Directors approved a $5,000,000 secured revolving credit facility by and between TNCi and Global (the "Facility"). The Facility provides that TNCi may borrow up to $5,000,000 for working capital and general corporate purposes at the Prime Rate of interest (9.5% at June 30, 2000) plus 3%. The Facility matures in September 2001. TNCi paid an origination fee of $50,000 to Global and will pay an unused line fee of 0.5% per annum. The Facility is secured by all of the assets of TNCi and is convertible into shares of TNCi's Common Stock.

     During the year ended June 30, 2000, TNCi had net borrowings of $4.2 million under the Facility. On June 28, 2000 the Board of Directors approved the conversion of $1,850,000 of the Facility into 1,233,333 shares of TNCi Common Stock. At June 30, 2000 the balance on the Facility was $2,350,000. During the year ended June 30, 2000, the Company incurred interest expense of $112,375 to Global.

     TNCi provides certain administrative services to Global, including accounting, payroll and human resources under an arrangement in which Global pays TNCi through an intercompany account. Through June 30, 2000, these services amounted to $175,889. As of June 30, 2000, Global owed to the Company $73,607 which is the net result of various intercompany transactions which includes the aforementioned charge.

     The Company's Chief Executive Officer is a principal of Ocean Castle Investments, LLC ("Ocean Castle") which maintains administrative offices for the Company's Chief Executive Officer and certain other employees of Global. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of Global. The rights and obligations of Ocean Castle under the agreements were assumed by the Company in connection with the Transaction. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 50,000 shares of Class A Common Stock of Global at an exercise price of $3.00. As of June 30, 1999, the Company determined that the consulting agreements had no future value due to the Company's shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999, no services were provided in 2000, and no future services will be utilized. Accordingly, the Company recorded a charge to general and administrative expenses in the Transition Period of $1.6 million representing the balance due under such contracts. In August 2000, Global, on behalf of TNCi, settled the outstanding obligation with the principle stockholders of Global for Common Stock of Global. The Company will issue to Global 411,146 shares of its Common Stock as reimbursement to Global for such settlement.

     In May and June 2000, The Gross Charitable Unit Trust and The Gross Charitable Annuity Trusts (together the "Trusts"), advanced a total of $800,000 to the Company for working capital purposes. An additional $250,000 was advanced to the Company in July 2000. On September 12, 2000, the advances were converted into two promissory notes, each in the amount of $525,000, issued to each Trust

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY by the Company. The notes mature on December 31, 2000 and bear interest at 9%. The Trusts are controlled by the Company's Chairman and Chief Executive Officer, Irwin L. Gross.

     In August 1999, the Company executed a separation and release agreement with a shareholder and former officer of the Company, pursuant to which the Company paid approximately $85,000 in the form of 66,667 unregistered shares of the Company's common stock.

     In June 1999, the Company loaned to a vice president, $75,000 for the purpose of assisting in a corporate relocation to the Company's headquarters in Phoenix, Arizona. The Company also added other outstanding advances to the principal amount of the rate in the amount of $42,000. Such loan is secured by assets of the employee. The note matures in August 2009 and bears an interest rate of approximately 5%.

     Global had an Intellectual Property License and Support Services Agreement (the "License Agreement") for certain technology with FortuNet, Inc. ("FortuNet"). FortuNet is owned by a principal stockholder and former director of Global. The License Agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. The Company paid FortuNet $100,000 during each of the years ended October 31, 1998 and 1997. As of October 31, 1998, the remaining commitment of $400,000 is included in accrued liabilities on the balance sheet. The Company assumed this liability in connection with the Transaction. In September 1999, the Company agreed to a termination of this agreement and paid FortuNet $100,000 plus legal fees. During the Transition Period ended June 30, 1999, the Company had revised its estimated accrual to $200,000 which is included in accrued liabilities at June 30, 1999. During the year ended June 30, 2000, actual costs associated with this settlement were $43,150 less than the estimate. Accordingly, the Company reversed the liability and reduced administrative expense.

     During the year ended October 31, 1998, Global extended by one year a consulting agreement with a former officer of Global pursuant to which Global will pay $55,000 for services received during the period November 1999 through October 2000. The Company assumed the liability for the consulting agreement in connection with the Transaction in the amount of $55,000 which is included in accrued liabilities at June 30, 1999. As of June 30, 2000, $18,000 remained to be paid.

     During the year ended October 31, 1998, Global executed severance and consulting agreements with three former officers, pursuant to which Global paid the former officers and set aside restricted funds in the amounts of $3,053,642 and $735,000, respectively. The consulting agreements all expired by September 1999. Payments totaling $735,000 were made from restricted cash of Global through September 1999. Expenses associated with these agreements were charged to general and administrative expenses in the year ended October 31, 1998.

     During the year ended October 31, 1996, Global executed severance agreements with three former officers pursuant to which the Company will pay severance of $752,500 over a three-year period. As of June 30, 2000 and 1999, zero and $18,000 remained to be paid under these agreements. Such liabilities were assumed by the Company in connection with the Transaction.

     The Company has agreed to reimburse B.H.G. Flight, LLC ("BHG") for costs and expenses associated with the Company's use for corporate purposes of an airplane owned by BHG. Irwin L. Gross, Chairman of the Board and Chief Executive Officer, owns a 50% interest in BHG. To date, the Company has incurred approximately $44,000 for such costs and expenses.

(18) COMMITMENTS AND CONTINGENCIES

(a) LITIGATION

     Swissair/MDL-1269, IN REGARDS TO AN AIR CRASH NEAR PEGGY'S COVE, NOVA SCOTIA. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global's predecessor company, Interactive

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global and TNCi, which has been named in some of the lawsuits filed on a successor liability theory. TNCi and Global deny all liability for the crash. TNCi and Global are being defended by our aviation insurer.

     On September 1, 1999, SAir Group invited the Company to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing us of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     BRYAN R. CARR V. THE NETWORK CONNECTION, INC. AND GLOBAL TECHNOLOGIES, LTD., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, TNCi's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and we filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. As of this date, Mr. Carr has not filed an arbitration claim against TNCi or Global, but on September 20, 2000, Mr. Carr sent a letter to the Company stating his demands in hopes of settlement.

     A suit captioned AVNET, INC. V. THE NETWORK CONNECTION, INC., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by TNCi in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. TNCi has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by TNCi's customer, and (ii) TNCi is currently pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of June 30, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(b) LEASE OBLIGATIONS

     The Company leases office space and equipment under operating  leases which
expire  at  various  dates  through   August  2005.  The  future  minimum  lease
commitments under these leases are as follows:

     YEARS ENDING JUNE 30,                                TOTAL
     ---------------------                             -----------
     2001                                              $   566,689
     2002                                                  626,215
     2003                                                  519,362
     2004                                                  519,362
     2005                                                  502,721
                                                       -----------
     Total minimum lease payments                      $ 2,734,349
                                                       ===========

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

     Rental expense under operating leases totaled $175,042, $292,042 and $944,932 for the fiscal year ended June 30, 2000, for the Transition Period ended June 30, 1999 and the fiscal year ended October 31, 1998 , respectively.

(19) SPECIAL CHARGES AND REVERSAL OF WARRANTY, MAINTENANCE AND COMMISSION
     ACCRUALS

     Global had previously entered into sales contracts with three airlines, Schweizerische Luftverkehr AG ("Swissair"), Debonair Airways, Ltd. ("Debonair") and Alitalia Airlines, S.p.A. ("Alitalia") for the manufacture and installation of its in-flight entertainment network, and to provide hardware and software upgrades, as defined in the agreements. In connection with the Transaction, the Company assumed all rights and obligations of the above contracts.

     Pursuant to the October 1997 agreement with Swissair, Swissair purchased shipsets for the first and business class sections of sixteen aircraft for an average of $1.7 million per aircraft. Included in the purchase price was material, installation, maintenance through September 1998, one-year warranty and upgrade costs for the sixteen aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft. The agreement also required the Company to install the entertainment network in the first, business and economy class sections of three additional aircraft, at no charge to Swissair. The Company was responsible for all costs including entertainment network components, installation and maintenance through September 1998 for the three aircraft. As of October 31, 1998, the Company had completed installations of the entertainment network on all of these aircraft and title to each of these three shipsets had been transferred to Swissair. During the fiscal year ended October 31, 1998, the Company recognized a recovery of special charges of $606,508 which resulted from a reduction in the number of entertainment networks requiring maintenance in the economy class sections of the Swissair aircraft and a reduction in development expenses.

     In April 1998 and October 1998, the Company entered into additional contracts with Swissair. The first letter of intent related to a $4.7 million order for first and business class installations on four Swissair MD-11 aircraft that were being added to the Swissair fleet. Swissair had made payments of $1,450,000 on the $4.7 million order through February 1999. No payments have been received since February. The second contract was to extend the warranty on all installed systems for a second and third year at a price of $3,975,000. Through February 1999, the Company had been paid $707,500 under this contract. No subsequent payments have been received from Swissair.

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

     The Swissair agreements are not assignable to third parties under the terms of such agreements. However, in connection with the Transaction, Global has agreed to pay to the Company any net proceeds, if any, received from Swissair as a result of the above litigation or otherwise. Further, the Company, as a subcontractor to Global, will assume any operational responsibilities of the Swissair agreement in the event that such requirement arises. The Company has not assumed any liabilities or obligations arising out of the crash of Swissair Flight No. 111.

     As a result of the above events, management concluded that its only source of future payment, if any, will be through the litigation process. In addition, with the deactivation of the entertainment system and Swissair's breach of its agreements with Global, the Company believes it will not be called upon by Swissair to perform any ongoing warranty, maintenance or development services. Swissair's actions have rendered the Company's accounts receivable, inventory and deposits worthless as of June 30, 1999. Accordingly, for the Transition Period, the Company has recognized revenue on equipment sales to the extent of cash received of $876,000; charged off inventory to cost of equipment sales in the amount of $1,517,000; wrote off deposits of $655,000 to special charges; and reversed all warranty and maintenance accruals totaling $5,164,000.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

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

     In connection with these agreements with Swissair and Debonair and the absence of any new entertainment network orders, the Company recorded property and equipment write-downs of $1,006,532 during fiscal 1998, which are included in special charges on the consolidated statement of operations.

     Pursuant to an agreement with Alitalia, the Company delivered five first generation shipsets for installation on Alitalia aircraft during fiscal 1996. Subsequently, Alitalia notified the Company that it did not intend to continue operation of the shipsets, and the Company indicated that it will not support the shipsets.

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

(20) SEGMENT INFORMATION

     The Company operates principally in one industry segment; development, manufacturing and marketing of computer-based entertainment and data networks. Prior to the Transition Period, the Company's principal revenues had been derived from European customers. Since the Transaction, the majority of revenues have been derived from the sale of servers and equipment in the U.S.

     For the year ended June 30, 2000, one customer accounted for 78% of the Company's sales. For the Transition Period ended June 30, 1999 and the year ended October 31, 1998, one different customer accounted for 91% and 98% of the Company's sales, respectively. Outstanding receivables from each of the customers were zero at June 30, 2000 and June 30, 1999.

(21) SUPPLEMENTAL FINANCIAL INFORMATION

     Supplemental disclosure of cash flow information is as follows:

                                                         YEAR ENDED      TRANSITION     YEAR ENDED
                                                          JUNE 30,      PERIOD ENDED    OCTOBER 31,
                                                            2000        JUNE 30, 1999      1998
                                                         -----------    -------------   -----------
Cash paid for interest                                   $    28,777        $ --         $ 11,954
                                                         ===========        ====         ========
Non-cash for investing and financing activities:
  Issuance of warrants and stock to third parties
    for services and in connection with financing        $ 1,166,880        $ --         $     --
  Issuance of warrants to related party for
    collateral pledges                                       797,668          --               --
  Conversion of Promissory Note                            4,476,048          --               --
  Conversion of note payable                                 400,000          --               --
  Beneficial conversion on Facility                        4,200,000          --               --
  Partial conversion of Facility                           1,850,000          --               --
  Net Issuance of commitment shares associated with
    equity purchase agreement                                553,677          --               --

(22) SUBSEQUENT EVENTS

(a) CONVERSION OF SERIES D PREFERRED STOCK

     On August 2, 2000, upon receipt of notice of conversion from Global, the Company issued 5,000,000 shares of its Common Stock to Global upon conversion of 826,447 shares of the Company's Series D Preferred Stock held by Global. As of September 25, 2000, Global's ownership in the Company was 77% on an if-converted common stock basis.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

(b) ISSUANCE OF SERIES E CONVERTIBLE PREFERRED STOCK

     In August 2000, the Company designated 500 shares of Series E 6% Convertible Preferred Stock ("Series E Stock"); stated value $10,000 per share and liquidation value $10,000 per share plus accrued and unpaid dividends. At the option of the Holder, beginning 180 days after the date of issue, each share of Series E Stock is convertible into common stock at the lesser of $4.00 per share or the Average Market Price for common stock for the five consecutive trading days immediately preceding such date, as defined. The Company may redeem the Series E Stock at prices ranging from 110% to 120% of stated value, plus accrued dividends during the first 180 days from date of issue. The redemption premium increases at a rate of 3% per month to a maximum of 140% of stated value.

     On August 3, 2000, the Company entered into a subscription agreement for the sale of up to 500 shares of Series E Stock. On that date, the Company sold for net proceeds of approximately $920,000, 100 shares of its Series E Stock.

(c) ISSUANCE OF NOTE PAYABLE AND WARRANTS

     On September 12, 2000, the Board of Directors authorized the issuance of common stock purchase warrants to purchase 311,560 shares of the Company's Common Stock which have been divided equally between two trusts controlled by Irwin L. Gross, the Chairman and Chief Executive Officer of the Company, as compensation for various working capital advances made to the Company from May 2000 through July 2000. As of June 30, 2000, advances totaled $800,000 and additional advances of $250,000 have been made subsequent to year end. On September 12, 2000, the Company's Board of Directors also approved the conversion of these advances into promissory notes from the Company. (See Note
10). The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of the Company's common stock on the date of each advance. The warrants have an exercise price based upon the closing market price of the Company's Common Stock on the date of the advance and a term of five years from such date. The fair value of the warrants issued were $797,000 of which $137,000 was recorded as a non-cash charge to interest expense in the year ended June 30, 2000.

(d) INVESTMENT BY OFFICER

     In August 2000, an officer of the Company advanced $970,000 to the Company for working capital purposes in exchange for common stock. Final terms and conditions of this investment have not been reached, however, common stock purchase warrants of the Company will be issued in connection with this transaction.

(e) CARNIVAL AGREEMENT

     In September 1998, the Company entered into a Turnkey Agreement (the "Carnival Agreement") with Carnival Corporation ("Carnival") for the purchase, installation and maintenance of its advanced cabin entertainment and management system for the cruise industry ("CruiseView(TM)") on a minimum of one Carnival Cruise Lines ship. During the four-year period commencing on the date of the Carnival Agreement, Carnival had the right to designate an unspecified number of additional ships for the installation of CruiseView(TM). The cost per cabin for CruiseView(TM) purchase and installation on each ship was provided for in the Carnival Agreement. In December 1998, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Fantasy" class ship which has been in operational use since August 1999. In August 1999, Carnival ordered the installation of CruiseView(TM) on one Carnival Cruise Lines "Destiny" class ship which was in operational use from October 1999 through March 2000. Under the terms of the agreement, the Company was to receive payment for 50% of the sales price of the system in installments through commencement of operation of the system. Recovery of the remaining sales price of the system was to be achieved through the receipt of the Company's 50% share of net profits, as defined in the Carnival Agreement, generated by the system over future periods.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY

     The terms of the Carnival Agreement provided that Carnival may return the CruiseView(TM) system within the acceptance period, as defined in the Carnival Agreement, or for breach of warranty. The acceptance period for the Fantasy and Destiny class ships were twelve months and three months, respectively, from completion of installation and testing, which occurred in February 1999 and October 1999, respectively. The initial warranty period for these systems was three years. As of March 31, 2000, the Company had recorded deferred revenue of approximately $2.1 million related to the two Carnival ships.

     Beginning in the quarter ended March 31, 2000, the Company had experienced costs in excess of those recoverable under the Carnival Agreement. Given these costs, and ongoing technical issues, the Company notified Carnival of its desire to renegotiate the Carnival Agreement. During these discussions, Carnival notified the Company in a letter dated April 24, 2000 that it sought to terminate the Carnival Agreement and sought to assert certain remedies thereunder. On September 25, 2000, the Company entered into a Master Settlement Agreement and Mutual Release with Carnival (the "Settlement Agreement"). The Settlement Agreement specifies that the Company and Carnival agree: (i) To terminate the Carnival Agreement; (ii) to negotiate in good faith to enter into a New Agreement; (iii) that the Company will issue to Carnival a one-year convertible note payable in the principal amount of $550,000; (iv) to mutually release each party from any prior claims; and (v) the Company shall retain ownership of any and all equipment (other than wiring and switching equipment installed for networking purposes which Carnival purchased and paid in full pursuant to the Carnival Agreement) installed on any Carnival ship.

     Based on the above, the Company recorded revenue of $1.4 million for the value of networking equipment purchased by Carnival, cost of revenue in an equal amount by applying the cost recovery method of accounting and special charges of approximately $2.1 million resulting from the Settlement Agreement. The Company also recorded a special charge reflecting the write-off of: (i) all remaining inventory associated with Carnival as substantial uncertainty exists regarding its realizability (approximately $2.1 million); (ii) all costs associated with the deinstallation and removal of equipment from the two ships (approximately $85,000) and (iii) all costs associated with the refurbishment of certain equipment such that the equipment may be re-deployed to other customers ($174,000). Special charges were offset by the reversal of deferred revenue of $190,000 which the Company was not required to return to Carnival, and warranty accruals for which the Company has no continuing obligation.

     Pursuant to the Settlement Agreement, the Company and Carnival continued discussions with respect to a New Agreement which would cover the installation of the Company's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to the Company than the Carnival Agreement, including a longer-term and multiple ship arrangement. The Company believes its new technology improves the Company's ability to create multiple new content and commerce-based revenue streams, and to establish a business relationship providing appropriate returns to each partner. However, while the Company is optimistic about the discussions, there is no assurance that the Company will be successful in reaching a mutually satisfactory resolution of the Carnival Agreement and in securing a new, more favorable long-term contract with Carnival. Notwithstanding the above, the Company continues to operate its CruiseView(TM) system aboard one Carnival Fantasy class ship on a month-to-month basis and will continue to do so as long as the economics are beneficial to the Company and Carnival.