Form 10KSB/A
period 2000-06-30
NETWORK CONNECTION INC
filed 2000-10-30
CIK 932088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

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

                         1811 CHESTNUT STREET, SUITE 110
                        PHILADELPHIA, PENNSYLVANIA 19103
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (215) 832-1046
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     As of October 25, 2000, the number of shares of Common Stock outstanding was 20,654,344, and the aggregate market value of such Common Stock (based on the closing sales price of the Common Stock on such date as reported by the Nasdaq SmallCap Market) held by non-affiliates was approximately $13,191,310.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of The Network Connection, Inc., and their ages are as follows:

Name                        Age                  Position
----                        ---                  --------
Irwin L. Gross               56    Chairman of the Board of Directors and
                                   Chief Executive Officer
Robert Pringle               39    Director, President and Chief Operating
                                   Officer
Morris C. Aaron              36    Executive Vice President, Chief Financial
                                   Officer and Secretary
Jay R. Rosan                 55    Executive Vice President
Richard E. Genzer            38    Chief Technology Officer
M. Moshe Porat (1)(2)        52    Director
Stephen Schachman (1)(2)     55    Director

----------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     IRWIN L. GROSS has been the Chairman of the Board of Directors and Chief Executive Officer of The Network Connection since May 18, 1999. Mr. Gross was reelected to the board of directors in May 2000 and will serve until the 2003 annual meeting of shareholders. He is also Chairman of the Board of Directors and Chief Executive Officer of Global Technologies, Ltd., a publicly held company listed on the Nasdaq National Market. Global Technologies is a technology incubator that invests in, develops and manages emerging growth companies focused on e-commerce, networking solutions, telecommunications and gaming. Mr. Gross also currently sits on the board of directors of U.S. Wireless Corporation, a publicly held company listed on the Nasdaq National Market. Mr. Gross is a founder of Rare Medium, Inc., a publicly held company listed on the Nasdaq National Market, and was Chairman of the Board of Directors of Rare Medium from 1984 to 1998. In addition, Mr. Gross served as the Chief Executive Officer of Engelhard/ICC, a joint venture between Rare Medium and Engelhard. Mr. Gross has served as a consultant to, investor in and director of, numerous publicly held and private companies, and serves on the board of directors of several charitable organizations. Mr. Gross has a Bachelor of Science degree in Accounting from Temple University and a Juris Doctor degree from Villanova University.

     ROBERT PRINGLE has served as President and Chief Operating Officer of the Company since March 6, 2000. He is also a director, having been elected at the 2000 annual meeting of shareholders on May 11, 2000 and will serve until the 2002 annual meeting of shareholders. Before his employment with the Company, Mr. Pringle served as President and Chief Operating Officer for InteliHealth, Inc. from September 1997 to October 1999. Prior thereto, Mr. Pringle was Vice President for InteliHealth, Inc. from January 1996 to September 1997. Prior thereto, Mr. Pringle was Vice President for Reality Online, Inc., a subsidiary of Reuters, from September 1994 to January 1996. Mr. Pringle has a Bachelor of Science in Economics degree from the Wharton School at the University of Pennsylvania, a Bachelor of Applied Science from the Moore School of Electrical Engineering at the University of Pennsylvania, and a Masters in Business Administration from the University of Chicago Graduate School of Business.

     MORRIS C. AARON has been Executive Vice President and Chief Financial Officer of The Network Connection since May 18, 1999. From May 1999 to May 2000, Mr. Aaron also served as a member of our board of directors. From September 1998 to December 1999, Mr. Aaron served as Senior Vice-President and Chief Financial Officer of Global Technologies. From January 1996 to September 1998, Mr. Aaron was the Chief Financial Officer and Treasurer of Employee Solutions, Inc., a publicly held company listed on the Nasdaq National Market. From 1986 to 1996, Mr. Aaron was with the firm of Arthur Andersen, LLP in the corporate finance and corporate restructuring group. Mr. Aaron holds a Bachelors Degree in Accounting from The Pennsylvania State University, an M.B.A. from Columbia University and is a Certified Public Accountant in the State of New York.

     JAY R. ROSAN has served as Executive Vice President of the Company since March 6, 2000. Prior to that he served as Executive Vice President of InteliHealth, a leading consumer health information web company, from August 1, 1998. He also was on the board of directors of InteliHealth. Prior to that he was the Senior Vice President and Corporate Medical Director for Aetna US Healthcare from June 16, 1996 to August 1, 1998. Prior to June 16, 1996 he was the cofounder and Executive Vice President of InteliHealth from June, 1995.

     RICHARD E. GENZER has served as Chief Technology Officer of the Company since March 6, 2000. Before his employment with the Company, Mr. Genzer served as Chief Technology Officer for InteliHealth, Inc. from April 1996 to November 1999. Prior thereto, Mr. Genzer was Vice President of Engineering and Chief Technology Officer for Reality Online, Inc. from 1989 to February 1996. Prior thereto, Mr. Genzer was a lead software engineer at Cricket Software from 1986 to 1989. Prior thereto, Mr. Genzer was an electrical engineer with the US Department of Defense from 1983 to 1986.

     M. MOSHE PORAT has been a director of The Network Connection since May 18, 1999. Mr. Porat was reelected to the board of directors in May 2000 and will serve until the 2001 annual meeting of shareholders. Dr. Porat is also a director of Global Technologies. Since September 1996, Dr. Porat has served as the Dean of the School of Business and Management at Temple University. From 1988 to 1996 he was Chairman of the Risk Management, Insurance and Actuarial Science Department at Temple University. Dr. Porat received his undergraduate degree in economics and statistics (with distinction) from Tel Aviv University and his M.B.A. from the Recanati Graduate School of Management at Tel Aviv University, and he completed his doctoral work at Temple University. Dr. Porat is the Chairholder of the Joseph E. Boettner Professorship in Risk Management and Insurance and has won several other awards for research in the insurance and finance fields. He holds the CPCU professional designation, and is a member of ARIA (American Risk and Insurance Association), IIS (International Insurance Society), RIMS (Risk and Insurance Management Society) and the Society of CPCU. Dr. Porat has authored several monographs on captive insurance companies and their use in risk management, and has published numerous articles on captive insurance companies, self-insurance and other financial and risk topics.

     STEPHEN SCHACHMAN has been a director of The Network Connection since May 18, 1999. Mr. Schachman was reelected to the board of directors in May 2000 and will serve until the 2001 annual meeting of shareholders. Mr. Schachman is also a director of Global Technologies. Since 1995, Mr. Schachman has been the owner of his own consulting firm, Public Affairs Management, which is located in the suburban Philadelphia area. From 1992 to 1995, Mr. Schachman was an executive officer and consultant to Penn Fuel Gas Company, a supplier of natural gas products. Prior thereto, he was an attorney with the Philadelphia law firm Dilworth, Paxson, Kalish & Kaufman. Mr. Schachman was also an Executive Vice President of Bell Atlantic Mobile Systems and prior thereto, President of the Philadelphia Gas Works, the largest municipally owned gas company in the United States. Mr. Schachman has a Bachelor of Science degree from the University of Pennsylvania and Juris Doctor degree from the Georgetown University Law School.

     All executive officers serve at the discretion of the board of directors. There are no family relationships between any of the directors or executive officers of The Network Connection.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The rules of the SEC require that we disclose late filings of reports of stock ownership by our directors and executive officers. To the best of our knowledge, during the fiscal year ended June 30, 2000, all reports on Forms 3, 4 and 5 were filed in a timely fashion, except for Forms 5 to reflect a grant of options for each of Messers. Gross, Aaron, Pringle, Rosen and Genzer, respectively, which will be filed late.

ITEM 10 - EXECUTIVE COMPENSATION.

     The following table sets forth certain information for the fiscal year ended June 30, 2000, the transition period ended June 30, 1999 and our last two completed fiscal years ended December 31, 1998 and 1997, with respect to compensation we paid or accrued to each person who served as our Chief Executive Officer during such period, our other executive officers who were serving as such at June 30, 2000 and whose combined salary and bonus exceeded $100,000, and one other highly compensated officer who was not serving as an executive officer at June 30, 2000.

     SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation/
                                                  Annual Compensation                Awards
                                         ---------------------------------------   ------------
                                                                                   Securities
                                                                 Other Annual      Underlying
Name and Principal Position       Year    Salary($)   Bonus($)   Compensation($)   Options(#)
---------------------------       ----    ---------   --------   ---------------   ----------
Irwin L. Gross                    2000         --          --           --           500,000
Chairman of the Board and Chief   1999         --          --           --                --
Executive Officer (1)             1998         --          --           --                --
                                  1997         --          --           --                --

Morris C. Aaron                   2000    215,000      43,000           --           100,000
Executive Vice President and      1999     14,884          --           --            50,000
Chief Financial Officer (1) (2)   1998         --          --           --                --
                                  1997         --          --           --                --

Frank E. Gomer                    2000    195,719      18,148           --                --
President and Chief Operating     1999     21,348          --           --            50,000
Officer (1) (3)                   1998         --          --           --                --
                                  1997         --          --           --                --

----------
(1) Global Technologies acquired control of The Network Connection on May 18, 1999. Prior to the acquisition, Wilbur L. Riner, Sr. served as our Chairman, President and Chief Executive Officer and Bryan R. Carr served as our Vice President - Finance and Chief Financial Officer. In connection with the acquisition, on May 18, 1999, Irwin L. Gross replaced Wilbur L. Riner, Sr. as our Chairman and Chief Executive Officer and Frank E. Gomer became our President and Chief Operating Officer. Wilbur L. Riner, Sr. remained with us as Executive Vice President - Business Development until December 31, 1999, when his employment with us terminated in accordance with a separation and release agreement. Also in connection with the acquisition, on May 18, 1999, Morris C. Aaron became our Executive Vice President and Chief Financial Officer.

(2) Until December 15, 1999 (the date on which Global Technologies hired its new Chief Financial Officer, Patrick J. Fodale), Morris C. Aaron also served as Chief Financial Officer of Global Technologies and devoted approximately 40% of his time to Global Technologies through January 2000 at which time his time allocation decreased to 25%. Mr. Aaron received approximately 40% of his compensation from Global Technologies until the hire of Mr. Fodale and 25% until 6/30/00.

(3)  Dr. Gomer is currently a consultant for the Company.

     OPTION GRANTS (INDIVIDUAL GRANTS)

     The following tables set forth certain information with respect to individual grants of stock options made to the named executive officers during the fiscal year ended June 30, 2000:

                                     Percentage of
                      Number of      Total Options
                      Securities       Granted to       Exercise
                      Underlying      Employees in       or Base      Expiration
Name                  Options (#)    Fiscal Year (%)   Price ($)(1)      Date
----                  -----------    ---------------   ------------   ----------
Irwin L. Gross (2)      500,000          16.46            2.3125       10/08/09
Morris C. Aaron (3)     100,000           3.29              4.00       06/30/10
Frank E. Gomer               --             --                --             --

----------
(1) Represents the closing price of our common stock on the respective grant date.

(2) These qualified options vest as follows: 125,000 on the grant date of October 8, 1999, 125,000 in equal annual installments over three years on each of October 8, 2000, 2001 and 2002, and the remaining 250,000 on the sixth anniversary of the date of grant, subject to acceleration to a three-year vesting schedule in the event certain performance milestones are achieved.

(3) These qualified options vest as follows: 25,000 on the grant date of June 30, 2000 and 18,750 on each of June 30, 2001, 2002, 2003 and 2004.

     AGGREGATED OPTION EXERCISES AND OPTION VALUES AS OF JUNE 30, 2000

     The following table sets forth certain information with respect to the exercise of stock options by each of the named executive officers during the fiscal year ended June 30, 2000, and the value of unexercised options as of the end of such fiscal year:

                       Number of Securities           Value of Unexercised
                  Underlying Unexercised Options       In-The-Money Options
                      at Fiscal Year End (#)      at Fiscal Year End ($) (1) (2)
                    ---------------------------     ---------------------------
Name                Exercisable   Unexercisable     Exercisable   Unexercisable
----                -----------   -------------     -----------   -------------
Irwin L. Gross        125,000        375,000          $210,938       $632,813
Morris C. Aaron        45,000        105,000           $35,000        $52,500
Frank E. Gomer         10,000         10,000           $17,500        $17,500

----------
(1) Market value of underlying securities at fiscal year-end minus exercise price multiplied by the number of shares.

(2) If no value is indicated, these options did not have an exercise price less than the closing bid price per share of our common stock on the Nasdaq SmallCap Market at June 30, 2000.

     DIRECTOR COMPENSATION

     Each of our non-employee directors is paid $1,000 for attendance in person at each meeting of the board of directors and $500 for participation in each telephonic Board meeting. In addition, each non-employee director receives $500 for attendance at each meeting of a Board Committee of which he is a member. In addition, we reimburse directors for their out-of-pocket expenses incurred in connection with their service on the board of directors.

     EMPLOYMENT ARRANGEMENTS

     Frank E. Gomer served as President and Chief Operating Officer at the end of the transition period ended June 30, 1999, and most recently as President of our systems group, pursuant to the terms of an employment agreement that by its terms would have terminated on June 10, 2001. Dr. Gomer received a minimum annual base salary of $215,000. Beginning June 11, 1999 and ending June 11, 2003, Dr. Gomer also received 50,000 10-year options under our employee stock option plan, which vest in increments of 10,000 options per year pursuant to the terms and conditions of the employment agreement. The employment agreement also provided for a severance payment in the event that Dr. Gomer was terminated other than for "cause" as defined in the employment agreement. The severance payment was to be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provided for a payment in the event we terminated Dr. Gomer due to a termination of our business as defined in the employment agreement or upon termination without cause following a change in control. In either such event, Dr. Gomer was to receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that we may pay other incentive compensation as may be set by the board of directors from time to time and for such other fringe benefits as are paid to our other executive officers. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month. On April 12, 2000, we and Dr. Gomer entered into a Separation Agreement and Release of All Claims. The agreement provides that Dr. Gomer's employment with us terminated on April 12, 2000, that he will receive one year's severance and benefits, and an additional payment of $28,500 in return for serving as a consultant to us on certain matters, cancellation of substantially all of his unvested options, and a release of all claims against us. Under the terms of the agreement, Dr. Gomer has agreed to customary non-solicitation, non-competition and confidentiality obligations.

     Morris C. Aaron serves as Executive Vice President and Chief Financial Officer pursuant to the terms of an employment agreement that terminates on June 10, 2001. Mr. Aaron receives a minimum annual base salary of $215,000. Beginning June 11, 1999 and ending June 11, 2003, Mr. Aaron also received 50,000 10-year options under our employee stock option plan, which vest in increments of 10,000 options per year pursuant to the terms of the employment agreement. The employment agreement provides for a severance payment in the event that we terminate Mr. Aaron other than for "cause" as defined in the employment agreement. The severance payment would be equal to two times the remaining balance of his base salary for the remainder of the then current term. The employment agreement also provides a payment in the event we terminate Mr. Aaron due to a termination of our business as defined in the employment agreement. In the event of the termination of our business, Mr. Aaron would receive an amount equal to two times his remaining base salary for the then current term, but not less than his annual base salary for one year. The employment agreement also provides that we may pay other incentive compensation as may be set by the board of directors from time to time and for such other fringe benefits as are paid to our other executive officers. Such fringe benefits take the form of medical and dental coverage and an automobile allowance of $500 per month. Until December 15, 1999 (the date on which Global Technologies hired its new Chief Financial Officer, Patrick J. Fodale), Morris C. Aaron also served as Chief Financial Officer of Global Technologies and devoted approximately 40% of his time to Global Technologies through January 2000 at which time his time allocation decreased to 25%. Mr. Aaron received approximately 40% of his compensation from Global Technologies until the hire of Mr. Fodale and 25% until 6/30/00.

     REPORT ON REPRICING OF OPTIONS

     None

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth the following information, as of October 25, 2000:

     * beneficial ownership of our common stock by each person known by us to own more than 5% of our common stock; and

     * beneficial ownership of each class of our equity securities, and the equity securities of Global Technologies, by each of our executive officers and directors, and by all of our executive officers and directors as a group.

                                      The Network Connection             Global Technologies
                                           Common Stock                  Class A Common Stock
                                  -------------------------------   -------------------------------
Name and Address                   Number of Shares    Percent of    Number of Shares    Percent of
of Beneficial Owner (1)           Beneficially Owned    Class (2)   Beneficially Owned    Class (3)
-----------------------           ------------------    ---------   ------------------    ---------
Irwin L. Gross                          851,430 (4)        4.0%         3,440,151 (5)       28.0%
Morris C. Aaron                          45,000 (6)          *             39,148 (7)          *
Frank E. Gomer                           20,000 (8)          *              3,591 (9)          *
M. Moshe Porat                           10,000 (10)         *            446,400 (11)       4.1%
Stephen Schachman                        10,000 (12)         *             71,400 (13)         *
Robert Pringle                          160,000 (14)         *                 --             --
Global Technologies, Ltd.            25,352,459 (15)      78.6%                --             --
All directors and executive
  officers as a group (6 persons)     1,096,430 (16)       5.1%         4,000,690 (17)      32.1%

----------
*    Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o The Network Connection, Inc., 1811 Chestnut Street, Suite 120, Philadelphia, PA 19103.
(2)  Based on 20,654,344 shares of common stock outstanding.
(3)  Based on 10,787,989 shares of Class A Common Stock outstanding.
(4) Includes 190,200 shares held by trusts of which Mr. Gross is a trustee and 66,667 shares held by Gross Investment Company, LP, an entity controlled by Mr. Gross. Also includes 250,001 shares issuable upon the exercise of currently exercisable options. Also includes 311,562 shares issuable to trusts of which Mr. Gross is a trustee upon exercise of currently exercisable warrants.
(5) Includes 4,498 shares owned jointly by Mr. Gross and his wife, and 149,309 shares owned by Ocean Castle Partners, LLC, an entity controlled by Mr. Gross. Includes 50,948 shares owned by trusts for the benefit of Mr. Gross' children, and 9,000 shares held in custodial accounts for the benefit of Mr. Gross' children of which Mr. Gross' wife serves as custodian, as to all of which shares Mr. Gross disclaims beneficial ownership. Also includes 39,750 shares held in trusts of which Mr. Gross is a trustee. Also includes 750,000 shares issuable to Mr. Gross upon exercise of currently exercisable options. Also includes 553,978 shares and 198,318 shares issuable to Mr. Gross and to trusts of which Mr. Gross is a trustee, respectively, upon exercise of currently exercisable warrants.
(6) Represents 45,000 shares issuable to Mr. Aaron upon exercise of currently exercisable options. Mr. Aaron's address is 222 North 44th Street Phoenix, AZ 85034.
(7) Includes 15,000 shares issuable upon the exercise of currently exercisable options and 15,000 shares issuable upon exercise of options exercisable within 60 days.
(8) Represents 20,000 shares issuable upon the exercise of currently exercisable options. 10,000 of these options will be held in escrow until April 12, 2001 in accordance with the terms of Dr. Gomer's Separation Agreement and Release of All Claims. Dr. Gomer's address is 222 North 44th Street Phoenix, AZ 85034.
(9) Includes 3,591 shares issuable upon the exercise of currently exercisable options.
(10) Includes 10,000 shares issuable upon the exercise of currently exercisable options.
(11) Includes 375,000 shares owned by First Lawrence Capital Corp. over which Dr. Porat has voting power through January 1, 2001 pursuant to a proxy agreement. Also includes 45,000 shares issuable upon the exercise of currently exercisable options, and 15,000 shares issuable to Dr. Porat upon exercise of options exercisable within 60 days.
(12) Includes 10,000 shares issuable upon the exercise of currently exercisable options.
(13) Includes 45,000 shares issuable upon the exercise of currently exercisable options and 15,000 shares issuable upon exercise of options exercisable within 60 days.
(14) Includes 160,000 shares issuable upon the exercise of currently exercisable options.
(15) Includes 1,176,471 shares of common stock issuable upon conversion of shares of Series B 8% Convertible Preferred Stock, 10,097,166 shares of common stock issuable upon conversion of our Series D Convertible Preferred Stock and 310,000 shares of common stock issuable upon exercise of warrants.
(16) See footnotes 4, 6, 8, 10, 12 and 14.
(17) See footnotes 5, 7, 9, 11 and 13.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Irwin L. Gross, our Chairman and Chief Executive Officer, is a principal of Ocean Castle Investments, LLC ("Ocean Castle") which maintains the principle executive offices for Mr. Gross and certain other employees of Global. During the year ended October 31, 1998, Ocean Castle executed consulting agreements with two principal stockholders of Global. The rights and obligations of Ocean Castle under the agreements were assumed by the Network Connection in connection with our merger with Global's (then Interactive Flight Technologies, Inc.) interactive entertainment division. The consulting agreements require payments aggregating $1,000,000 to each of the consultants through December 2003 in exchange for advisory services. Each of the consultants also received stock options to purchase 50,000 shares of Class A Common Stock of Global at an exercise price of $3.00. As of June 30, 1999, we determined that the consulting agreements had no future value due to our shift away from in-flight entertainment into alternative markets such as leisure cruise and passenger rail transport. Only limited services were provided in 1999, no services were provided in 2000, and no future services will be utilized. Accordingly, we recorded a charge to general and administrative expenses in the transition period ended June 30, 1999 of $1.6 million representing the balance due under such contracts. In August 2000, Global, on behalf of The Network Connection, settled the outstanding obligation with the principle stockholders of Global for Class A Common Stock of Global. We will issue to Global 411,146 shares of our common stock as reimbursement to Global for such settlement.

     In August 1999, we executed a separation and release agreement with Barbara Riner, a shareholder and former officer, pursuant to which we paid approximately $85,000 in the form of unregistered shares of our common stock.

     Global Technologies was party to an intellectual property license and support services agreement for certain technology with FortuNet, Inc. FortuNet is owned by Yuri Itkis, a shareholder of Global Technologies and previous director of Global Technologies. The license agreement provides for an annual license fee of $100,000 commencing in October 1994 and continuing through November 2002. We assumed this liability in connection with Global Technologies' acquisition of its interest in our company. We paid FortuNet $100,000 during each of the years ended October 31, 1998 and 1997. In the second half of 1999 we reached agreement with FortuNet with respect to a termination of this agreement and paid FortuNet $100,000 plus legal fees. During the transition period ended June 30, 1999, we revised our estimated accrual to $200,000, which is included in accrued liabilities at June 30, 1999.

     During the year ended October 31, 1998, Global extended by one year a consulting agreement with a former officer of Global pursuant to which Global will pay $55,000 for services received during the period November 1999 through October 2000. We assumed the liability for the consulting agreement in connection with our merger with Global's interactive entertainment division in the amount of $55,000 which is included in accrued liabilities at June 30, 1999. As of June 30, 2000, $18,000 remained to be paid.

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

     Global Technologies owns a controlling interest in our company. See "Security Ownership of Certain Beneficial Owners and Management." Global Technologies generally acquired its interest in our company on May 18, 1999. See "Management's Discussions and Analysis of Financial Conditions and Results of Operation." See also the description of the $5 million line of credit with Global Technologies therein.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     The following Exhibits are filed as part of this Annual Report on Form 10-KSB pursuant to Rule 601 of Regulation S-B.

Exhibit
Number                             Description                         Reference
-------                            -----------                         ---------
2.1         Asset Purchase and Sale Agreement with Interactive Flight      (1)
            Technologies, Inc. (Global Technologies) dated April 29,
            1999
2.2         First Amendment to Asset Purchase and Sale Agreement,          (1)
            dated April 29, 1999
3.1.1       Second Amended and Restated Articles of Incorporation          (2)
3.1.2       Articles of Amendment to the Articles of Incorporation         (3)
            (re: Series A Preferred)
3.1.3       Articles of Amendment to the Articles of Incorporation         (4)
            (re: Series B Preferred)
3.1.4       Articles of Amendment to the Articles of Incorporation         (5)
            (re: elimination of Series A preferred)
3.1.5       Articles of Amendment to the Articles of Incorporation         (6)
            (re: Amendment to Series B Preferred)
3.1.6       Articles of Amendment to the Articles of Incorporation         (6)
            (re: Series C Preferred)
3.1.7       Articles of Amendment to the Articles of Incorporation         (7)
            (re: Series D Preferred)
3.1.8       Articles of Amendment to the Second Amended and Restated       (8)
            Articles of Incorporation (re: increase of authorized
            shares)
3.1.9       Articles of Amendment to the Second Amended and Restated       (8)
            Articles of Incorporation (re: increase in shares of
            Series C Preferred)
3.1.10      Articles of Amendment to the Articles of Incorporation        (15)
            (re: Series E Preferred)
3.2         Amended and Restated Bylaws                                    (2)
10.1        Employment Agreement, dated October 31, 1998, by and           (4)
            between the corporation and Wilbur L. Riner
10.2        Addendum and Modification to Employment Agreement, dated       (7)
            May 14, 1999, by and between the corporation and Wilbur L.
            Riner
10.3        Employment Agreement, dated October 31, 1998, by and           (4)
            between the corporation and James E. Riner
10.4        Addendum and Modification to Employment Agreement, dated       (7)
            May 14, 1999, by and between the corporation and James E.
            Riner
10.5        Employment Agreement, dated October 31, 1998, by and           (4)
            between the corporation and Bryan R. Carr
10.6        Employment Agreement, effective June 11, 1999, by and          (7)
            between the corporation and Frank Gomer
10.7        Separation Agreement and Release of All Claims, effective      (5)
            April 12, 2000, by and between the corporation and Frank
            Gomer
10.8        Employment Agreement, effective June 11, 1999, by and          (7)
            between the corporation and Morris C. Aaron
10.9        1994 Employee Stock Option Plan, including form of Stock       (9)
            Option Agreement
10.10       1995 Stock Option Plan for Non-Employee Directors             (10)
10.11       Securities Purchase Agreement dated as of October 23,         (11)
            1998, between the Shaar Fund Ltd. and the corporation
10.12       Registration Rights Agreement dated as of October 23,         (11)
            1998, between Shaar and the corporation
10.13       Warrant Agreement dated October 23, 1998, between Shaar       (11)
            and the corporation
10.14       Securities Purchase Agreement dated as of December 28,         (4)
            1998, between Cache Capital and the corporation

Exhibit
Number                             Description                         Reference
-------                            -----------                         ---------
10.15       Registration Rights Agreement dated as of December 28,         (4)
            1998, between Cache Capital and the corporation
10.16       Service Agreement between The Network Connection and          (12)
            Stephen J. Ollier
10.17       Secured Promissory Note, dated January 25, 1999, made in       (6)
            favor of Interactive Flight Technologies, Inc.
10.18       First Allonge to Secured Promissory Note, dated May 10,        (6)
            1999, made in favor of Interactive Flight Technologies,
            Inc.
10.19       Second Allonge to Secured Promissory Note, dated May 10,       (6)
            1999, made in favor of Interactive Flight Technologies,
            Inc.
10.20       Third Allonge to Secured Promissory Note, dated May 10,        (6)
            1999, made in favor of Interactive Flight Technologies,
            Inc.
10.21       Fourth Allonge to Secured Promissory Note, dated May 10,       (6)
            1999, made in favor of Interactive Flight Technologies,
            Inc.
10.22       Amendment No. 1 to Registration Rights Agreement, dated        (6)
            May 10, 1999, between the corporation and Interactive
            Flight Technologies, Inc.
10.23       Fifth Allonge to Secured Promissory Note, dated July 16,       (7)
            1999, made in favor of Interactive Flight Technologies,
            Inc.
10.24       Sixth Allonge to Secured Promissory Note, dated August 9,      (7)
            1999, made in favor of Interactive Flight Technologies,
            Inc.
10.25       Seventh Allonge to Secured Promissory Note, dated August       (7)
            24, 1999, made in favor of Interactive Flight
            Technologies, Inc.
10.26       Revolving Credit Note in the aggregate amount of               (7)
            $5,000,000 in favor of Interactive Flight Technologies,
            Inc.
10.27       Agreement between Carnival Corporation and The Network        (12)
            Connection
10.28       Master Settlement Agreement and Mutual Release (Carnival      (15)
            Corporation)
10.29       Convertible Note (Carnival Corporation)                       (15)
10.30       Agreement between Embassy Suites and The Network              (12)
            Connection
10.31       Agreement between Radisson Resort and The Network             (12)
            Connection
10.32       Amended and Restated Seventh Allonge to Secured Promissory     (5)
            Note, dated December 10, 1999.
10.33       Employment Agreement between Robert Pringle and the           (13)
            corporation, dated March 6, 2000.
10.34       Employment Agreement between Jay Rosan and the                (13)
            corporation, dated March 6, 2000.
10.35       Employment Agreement between Richard Genzer and the           (13)
            corporation, dated March 6, 2000.
10.36       Option Agreement between Robert Pringle and the               (13)
            corporation, dated March 6, 2000.
10.37       Option Agreement between Jay Rosan and the corporation,       (13)
            dated March 6, 2000.
10.38       Option Agreement between Richard Genzer and the               (13)
            corporation, dated March 6, 2000.
10.39       Registration Rights Agreement between the corporation and     (13)
            Robert Pringle, Jay Rosan and Richard Genzer, dated March
            6, 2000.
10.40       Agreement between Brisbane Lodging LP DBA Radisson Hotel      (13)
            San Francisco Airport at Sierra Point and the corporation.

Exhibit
Number                             Description                         Reference
-------                            -----------                         ---------
10.41       Master Facility Agreement by and between the corporation      (14)
            and Fusion Capital Fund II, LLC dated as of June 1, 2000.
16.1        Letter on Change in Certifying Accountant                     (12)
21.1        Schedule of Subsidiaries                                      (15)
23.1        Consent of KPMG LLP                                             *
27          Financial Data Schedule                                       (15)
----------
*     Filed herewith.

(1) Incorporated by reference, filed as an exhibit with The Network Connection's Current Report on Form 8-K on May 18, 1999.
(2) Incorporated by reference, filed as an exhibit with The Network Connection's Current Report on Form 8-K on June 21, 1996.
(3) Incorporated by reference, filed as an exhibit with The Network Connection's Current Report on Form 8-K on June 9, 1998.
(4) Incorporated by reference, filed as an exhibit with The Network Connection's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 on April 15, 1999.
(5) Incorporated by reference, filed as an exhibit with The Network Connection's registration statement on Form SB-2 on February 23, 2000. SEC File No. 333-30980.
(6) Incorporated by reference, filed as an exhibit with the Network Connection's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999.
(7) Incorporated by reference, filed as an exhibit with The Network Connection's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 on October 14, 1999.
(8) Incorporated by reference, filed as an exhibit with The Network Connection's Quarterly Report 10-QSB for the quarter ended September 30, 1999 on November 17, 1999.
(9) Incorporated by reference, filed as an exhibit with The Network Connection's registration statement on Form SB-2 on October 26, 1994. SEC File No. 33-85654.
(10) Incorporated by reference, filed as an exhibit with The Network Connection's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(11) Incorporated by reference, filed as an exhibit with the corporation's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998 on November 16, 1998.
(12) Incorporated by reference to the respective exhibits filed with The Network Connection's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1999 on February 14, 2000.
(13) Incorporated by reference, filed as an exhibit with the corporation's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2000 on May 15, 2000.
(14) Incorporated by reference, filed as an exhibit with The Network Connection's Amendment No. 1 to its registration statement on Form SB-2 on June 7, 2000. SEC File No. 333-30980.
(15) Previously filed.

     (b) CURRENT REPORTS ON FORM 8-K

     None.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE NETWORK CONNECTION, INC.


Dated: October 30, 2000                 By: /s/ Irwin L. Gross
                                            ------------------------------------
                                            Irwin L. Gross,
                                            CHAIRMAN OF THE BOARD