Form 10QSB
period 2000-09-30
NETWORK CONNECTION INC
filed 2000-11-14
CIK 932088

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                           COMMISSION FILE NO. 1-13760


                          THE NETWORK CONNECTION, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Georgia                                            58-1712432
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation of Organization)                           Identification Number)


                         1811 Chestnut Street, Suite 110
                        Philadelphia, Pennsylvania 19103
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                  215-832-1046
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at October 25, 2000
           -----                                 -------------------------------

Common Stock, $.001 par value                           20,654,344 shares

                  Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

================================================================================

                          THE NETWORK CONNECTION, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2000
        (unaudited) and June 30, 2000 (audited)................................3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended September 30, 2000 and 1999 (unaudited)...................4

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended September 30, 2000 and 1999 (unaudited)...................5

        Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................14

Item 2. Changes in Securities.................................................16

Item 6. Exhibits and Reports on Form 8-K......................................16

SIGNATURES....................................................................17

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                SEPTEMBER 30,      JUNE 30,
                                                                                    2000             2000
                                                                               -------------     -------------
                                  Assets                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                                    $     111,676     $    579,721
  Restricted cash                                                                    483,379          475,915
  Accounts receivable                                                                 82,584           55,951
  Prepaid expenses                                                                   228,798          336,721
  Due from affiliate                                                                  27,870           73,607
  Other current assets                                                               159,446           74,566
                                                                               -------------     ------------
    Total current assets                                                           1,093,753        1,596,481
Note receivable from related party                                                   117,612          117,612
Property and equipment, net of accumulated depreciation of
 $1,181,263 and $1,014,188, respectively                                           5,077,200        3,810,649
Intangibles, net of accumulated amortization of $1,419,705
 and $987,534, respectively                                                        6,265,785        6,697,955
Other assets                                                                         509,462        1,246,002
                                                                               -------------     ------------

    Total assets                                                               $  13,063,812     $ 13,468,699
                                                                               =============     ============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                             $   5,211,982     $  4,338,943
  Accrued liabilities                                                              1,876,782        2,924,797
  Accrued product warranties                                                         141,614          141,796
  Dividends payable                                                                  179,535          140,000
  Notes payable                                                                      553,266            4,744
  Notes payable to related parties                                                 1,370,000          800,000
                                                                               -------------     ------------
    Total current liabilities                                                      9,333,179        8,350,280
Notes payable to related parties                                                   2,450,000        2,350,000
                                                                               -------------     ------------
    Total liabilities                                                             11,783,179       10,700,280
                                                                               -------------     ------------

Due to affiliate                                                                   1,281,356               --

Stockholders' equity (deficiency):
  Series B preferred stock par value $0.01 per share, 1,500 shares
    designated, issued and outstanding                                                    15               15
  Series D preferred stock par value $0.01 per share, 2,495,400 shares
    designated, 1,668,953 and 2,495,400 issued and outstanding, respectively          16,690           24,954
  Series E preferred stock par value $0.01 per share, 500 shares designated,
    100 shares issued and outstanding                                                      1               --
  Common stock par value $0.001 per share, 40,000,000 shares authorized;
    19,973,117 and 14,460,212 issued and outstanding, respectively                    19,973           14,460

  Common stock subscribed                                                          1,000,000               --
  Additional paid-in capital                                                     103,501,995      102,053,251
  Accumulated other comprehensive income:
    Loss on foreign currency translation                                             (23,050)         (11,521)
  Accumulated deficit                                                           (104,516,347)     (99,312,740)
                                                                               -------------     ------------
    Total stockholders' equity (deficiency)                                             (723)       2,768,419
                                                                               -------------     ------------

    Total liabilities and stockholders' equity (deficiency)                    $  13,063,812     $ 13,468,699
                                                                               =============     ============

        See accompanying notes to condensed consolidated financial statements.

                 THE NETWORK CONNECTION, INC. AND SUBSIDIARY
               Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                           THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                      2000              1999
                                                  ------------     ------------
Revenue:
  Equipment sales                                 $     42,735     $  5,550,560
  Service income                                        12,501           59,827
                                                  ------------     ------------
                                                        55,236        5,610,387
                                                  ------------     ------------
Costs and expenses:
  Cost of equipment sales                               10,803        3,420,381
  Cost of service income                                90,758            8,580
  General and administrative expenses                3,785,637        1,394,650
  Non cash compensation expense                        197,904           85,000
  Amortization of intangibles                          432,171          184,141
                                                  ------------     ------------
                                                     4,517,273        5,092,752
                                                  ------------     ------------

    Operating income (loss)                         (4,462,037)         517,635

Other:
  Interest income                                       13,190           40,420
  Interest expense                                    (755,114)        (135,649)
  Other income                                             354            7,270
                                                  ------------     ------------

    Net income (loss)                               (5,203,607)         429,676

Cumulative dividend on preferred stock                 (39,535)         (46,000)
Beneficial Conversion on preferred stock              (173,469)              --
                                                  ------------     ------------
Net income (loss) available to common
  stockholders                                    $  5,416,611     $    383,676
                                                  ============     ============

Basic net income (loss) per common share          $      (0.30)    $       0.06
                                                  ============     ============

Weighted average number of shares outstanding       17,826,026        6,350,670
                                                  ============     ============

Diluted net income (loss) per common share        $      (0.30)    $       0.01
                                                  ============     ============
Weighted average number of common and
  dilutive shares outstanding                       17,826,026       27,470,817
                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          THE NETWORK CONNECTION, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                     THREE           THREE
                                                                  MONTHS ENDED    MONTHS ENDED
                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      2000            1999
                                                                  -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                               $(5,203,607)    $   429,676
  Adjustments to reconcile net income (loss) to net cash:
   Depreciation and amortization                                      599,279         316,295
   Non cash interest                                                  635,017              --
   Loss on sale of assets held for sale                                    --           4,506
   Non cash compensation expense                                      197,904          85,000
  Changes in net assets and liabilities:
    Increase in accounts receivable                                   (26,633)     (5,002,677)
    Due (from) to affiliate                                         1,327,093        (188,399)
    Increase in inventories                                                --      (1,584,708)
    Decrease (increase) in prepaid expenses                            (3,804)          1,971
    Decrease (increase) in other current assets                       (85,409)         69,169
    Increase in other assets                                          (17,882)             --
    Increase in accounts payable                                      877,797       3,146,969
    Decrease in accrued liabilities                                  (494,163)        (47,668)
    Increase in deferred revenue                                           --         789,577
    (Decrease) increase in accrued product warranties                    (182)        144,750
                                                                  -----------     -----------
      Net cash used in operating activities                       $(2,194,590)    $(1,835,539)
                                                                  -----------     -----------
Cash flows from investing activities:
  Purchases of investment securities                                       --             542
  Purchases of property and equipment                              (1,443,694)       (112,718)
  Proceeds from sale of assets held for sale                               --         395,494
  Increase in restricted cash                                          (7,464)         (5,040)
  Payments received on notes receivable                                    --           1,000
                                                                  -----------     -----------
      Net cash provided by (used in) investing activities         $(1,451,158)    $   279,278
                                                                  -----------     -----------
Cash flows from financing activities:
  Payments on notes payable                                            (1,478)       (494,625)
  Borrowings under revolving credit facility                          100,000              --
  Advances from related parties                                       570,000              --
  Investment by officer                                             1,000,000              --
  Issuance of common stock                                            610,000              --
  Issuance of Series E Preferred Stock                                908,750              --
                                                                  -----------     -----------
      Net cash provided by (used in) financing activities         $ 3,187,272     $  (494,625)
                                                                  -----------     -----------

Effect of exchange rate on cash and cash equivalents                   (9,569)             --
                                                                  -----------     -----------

Net decrease in cash and cash equivalents                            (468,045)     (2,050,886)

Cash and cash equivalents at beginning of period                      579,721       2,751,506
                                                                  -----------     -----------
Cash and cash equivalents at end of period                        $   111,676     $   700,620
                                                                  ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-KSB.

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the amounts in the June 30, 2000 consolidated financial statements to conform with the September 30, 2000 presentation.

     As of October 25, 2000, the Company is a 77% owned subsidiary of Global Technologies, Ltd. ("Global"), whose ownership is represented by 1,500 shares of the Company's Series B 8% Convertible Preferred Stock, 1,668,953 shares of the Company's Series D Convertible Preferred Stock and approximately 13,768,822 million shares of the Company's Common Stock.

(2) USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3) FINANCIAL CONDITION AND LIQUIDITY

     Our condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net loss from operations in the current quarter ended September 30, 2000, plus have incurred losses from operations in two of the last three fiscal years, and have an accumulated deficit at September 30, 2000 as a result of efforts to build our customer base and develop our operations.

     Management believes that current cash balances, the $5.0 million credit facility with Global (of which approximately $1.6 million remains available as of November 1, 2000), and our other available financing sources (consisting of an equity line of credit and a preferred stock offering) will not be sufficient to meet currently anticipated cash requirements for the next 12 months. In addition, we have significant expansion plans, which will exacerbate these liquidity issues. To the extent that available and prospective sources of financing prove insufficient or unavailable, we will be required to modify our expansion plans, scale back operations and/or modify our business strategy.

     We are currently in discussions with equity and equipment financing sources, which, if transactions are consummated, together with the aforementioned available sources of financing, should provide sufficient funding for us to meet our business plan requirements. There is no assurance that we will be able to raise additional capital on terms acceptable to us or at all, and, the inability to raise such capital would have a material adverse effect on our operating results, financial condition and ability to continue as a going concern.

(4) INCOME (LOSS) PER SHARE

     For the three months ended September 30, 2000, no common stock equivalents were considered in calculating diluted weighted average number of shares outstanding as their effect would have been anti-dilutive. A summary of the adjustments between basic and diluted weighted average number of shares outstanding for the three months ended September 30, 2000 and 1999 follows:

                                                 THREE MONTHS      THREE MONTHS
                                                    ENDED             ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2000              1999
                                                 ------------      ------------
Net income (loss)                                $ (5,203,607)     $    429,676
Less: preferred stock dividends                       (39,535)          (46,000)
Less: beneficial conversion on preferred stock       (173,469)               --
                                                 ------------      ------------
Income (loss) available to common
 stockholders                                    $ (5,416,611)     $    383,676
                                                 ============      ============
Basic EPS - weighted average shares
 outstanding                                       17,826,026         6,350,670
                                                 ============      ============
Basic net income (loss) per share                $      (0.30)     $       0.06
                                                 ============      ============
Basic EPS - weighted average shares
  outstanding                                      17,826,026         6,350,670
Effect of dilutive securities:
  Stock Purchase Options - common stock                    --                --
  Convertible preferred stock                              --        17,030,500
  Convertible debt                                         --         4,089,647
                                                 ------------      ------------
Dilutive EPS - weighted average shares
 outstanding                                       17,826,026        27,470,817
Net income (loss) available to common
 shareholders                                    $ (5,416,611)     $    383,676
                                                 ------------      ------------
Diluted net income (loss) per share              $      (0.30)     $       0.01
                                                 ============      ============
Common stock equivalents not included
 in dilutive EPS since antidilutive

     - Convertible preferred stock                 11,828,637                --
                                                 ============      ============
     - Convertible debt                             1,761,254                --
                                                 ============      ============
     - Stock options and warrants                   5,023,408                --
                                                 ============      ============

(5) STOCKHOLDERS' EQUITY

CONVERSION OF SERIES D PREFERRED STOCK

     On August 2, 2000, upon receipt of notice of conversion from Global, the Company issued 5,000,000 shares of its Common Stock to Global upon conversion of 826,447 shares of the Company's Series D Preferred Stock held by Global. As of

September 30, 2000, Global's ownership in the Company was 77% on an if-converted common stock basis.

ISSUANCE OF SERIES E CONVERTIBLE PREFERRED STOCK

     In August 2000, the Company designated 500 shares of Series E 6% Convertible Preferred Stock ("Series E Stock"); stated value $10,000 per share and liquidation value $10,000 per share plus accrued and unpaid dividends. At the option of the Holder, beginning 180 days after the date of issue, each share of Series E Stock is convertible into common stock at the lesser of $4.00 per share or 80% of the Average Market Price for common stock for the five consecutive trading days immediately preceding such date, as defined. The Company may redeem the Series E Stock at prices ranging from 110% to 120% of stated value, plus accrued dividends during the first 180 days from date of issue. The redemption premium increases at a rate of 3% per month to a maximum of 140% of stated value.

     On August 3, 2000, the Company issued 100 shares of its Series E Stock, with an aggregate stated value of $1.0 million, to a third party investor. The Company received net proceeds of approximately $909,000.

(6) ISSUANCE OF NOTE PAYABLE AND WARRANTS

     On September 12, 2000, the Board of Directors authorized the issuance of common stock purchase warrants to purchase 311,560 shares of the Company's Common Stock which have been divided equally between two trusts controlled by Irwin L. Gross, the Chairman and Chief Executive Officer of the Company, as compensation for various working capital advances made by the trusts to the Company from May 2000 through September 2000. As of September 30, 2000, advances totaled $1,300,000. On September 12, 2000, the Company's Board of Directors also approved the conversion of $1,050,000 of these advances into promissory notes from the Company. The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of the Company's common stock on the date of each advance. The warrants have an exercise price based upon the closing market price of the Company's Common Stock on the date of the advance and a term of five years from such date. The fair value of the warrants issued is $1,047,000, of which $137,000 and $444,000 have been recorded as a non-cash charge to interest expense in the year ended June 30, 2000 and the quarter ended September 30, 2000, respectively.

(7) INVESTMENT BY OFFICER

     On October 16, 2000, the Company's Executive Vice President purchased 500,000 units, consisting of 500,000 shares of the Company's common stock and warrants exercisable for 166,667 shares of the Company's common stock. The warrants have an exercise price of $3.50 per share and a term of four years. The purchase price for these units was $2.00 per unit resulting in aggregate consideration of $1.0 million, which was paid to the Company in installments in August and September 2000. The market price per share of the Company's Common Stock on October 16, 2000, was $2.00.

(8) SEGMENT INFORMATION

     For the three months ended September 30, 2000 and 1999, respectively, the Company operated principally in one industry segment; development, manufacturing and marketing of computer-based entertainment and data networks.

     For the three months ended September 30, 2000 and 1999, respectively, six customers accounted for approximately 100% and a separate customer accounted for approximately 96% of the Company's sales. Outstanding receivables from these customers were $22,202 and $4,923,843 respectively, at September 30, 2000 and 1999.

(9) COMMITMENTS AND CONTINGENCIES

(a) LAWSUITS

     Swissair/MDL-1269, In Regards to an Air Crash Near Peggy's Cove, Nova Scotia. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global's predecessor company, Interactive
Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global and TNCi, which has been named in some of the lawsuits filed on a successor liability theory. TNCi and Global deny all liability for the crash. TNCi and Global are being defended by Global's aviation insurer.

     On September 1, 1999, SAir Group invited the Company to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing the Company of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     Bryan R. Carr V. The Network Connection, Inc. and Global Technologies, Ltd., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, TNCi's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia.

     A suit captioned Avnet, Inc. V. The Network Connection, Inc., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by TNCi in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. TNCi has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by TNCi's customer, and (ii) TNCi was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000 TNCi won a jury verdict of $1.8 million in the warranty suit. The court is expected to enter its final judgment in December 2000 which may include legal fees and costs of approximately $290,000, plus prejudgement interest. The Company expects payment in December, subject to the defendants not appealing the ruling.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of September 30, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

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

     On September 25, 2000, the Company entered into a Master Settlement Agreement and Mutual Release with Carnival (the "Settlement Agreement"). The Settlement Agreement specifies that the Company and Carnival agree: (i) to terminate the Carnival Agreement; (ii) to negotiate in good faith to enter into a new agreement for the purchase, installation and maintenance of CruiseView
(TM) systems; (iii) that the Company will issue to Carnival a one-year convertible note payable in the principal amount of $550,000; (iv) to mutually release each party from any prior claims; and (v) the Company shall retain ownership of any and all equipment (other than wiring and switching equipment installed for networking purposes which Carnival purchased and paid in full pursuant to the Carnival Agreement) installed on any Carnival ship.

     Pursuant to the Settlement Agreement, the Company and Carnival have continued discussions with respect to a new agreement which would cover the installation of the Company's latest CruiseView(TM) technology on the "Fantasy" class ship discussed above, and contractual terms more favorable to the Company than the Carnival Agreement, including a longer-term and multiple ship arrangement. The Company believes its new technology improves the Company's ability to create multiple new content and commerce-based revenue streams, and to establish a business relationship providing appropriate returns to each partner. There is no assurance that the Company will be successful in securing a new, more favorable long-term contract with Carnival. Notwithstanding the above, the Company continues to operate its CruiseView(TM) system aboard one Carnival Fantasy class ship on a month-to-month basis and will continue to do so as long as the economics are beneficial to the Company and Carnival.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AND THE RELATED NOTES INCLUDED IN ANOTHER PART OF THIS REPORT AND WHICH ARE DEEMED TO BE INCORPORATED INTO THIS SECTION. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THOSE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE SET FORTH UNDER AND INCLUDED IN OTHER PORTIONS OF THIS REPORT. SEE "FORWARD-LOOKING STATEMENTS".

DESCRIPTION OF BUSINESS

     The Network Connection, Inc. is a provider of broadband entertainment, information and e-commerce systems for the "away-from-home" marketplace, which encompasses hotels, cruise ships and long-haul passenger trains, as well as schools, training facilities and institutions. The Network Connection's fully-interactive, all-digital and high speed information and entertainment platforms are designed to provide consumers and students Internet and e-mail access with such customizable services as on-demand films, videos and music, video games and casino gaming, tour and reservation information, as well as IP telephony, courseware and lectures, and other Internet-based content and commerce applications. The Network Connection has developed specific systems for the hospitality market (InnView(TM)), the cruise ship industry (CruiseView(TM)), the long haul passenger train market (Projectrainbow(TM)), as well as for corporate training and educational institutions (EduView(R)). These systems provide "away from home" industries with technology solutions for the information and entertainment needs of today's "connected" marketplace.

BACKGROUND AND BASIS OF PRESENTATION

     On May 18, 1999, we obtained substantially all of the assets and certain liabilities of the interactive entertainment division of Global Technologies, Ltd. (formerly known as Interactive Flight Technologies, Inc.) and $4,250,000 in cash in exchange for 1,055,745 shares of our common stock and 2,495,400 shares of our Series D Convertible Preferred Stock. For accounting purposes, this acquisition was treated as a reverse merger pursuant to which Global Technologies was deemed to have acquired us as of May 1, 1999.

     As of October 25, 2000, we were a 77% owned subsidiary of Global Technologies, whose ownership was represented by 1,500 shares of our Series B 8% Convertible Preferred Stock, approximately 1.7 million shares of our Series D Preferred Stock and approximately 13.8 million shares of our common stock.

     Our condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net loss from operations in the current quarter ended September 30, 2000, plus have incurred losses from operations in two of the last three fiscal years, and have an accumulated deficit at September 30, 2000 as a result of efforts to build our customer base and develop our operations.

     Management believes that current cash balances, the $5.0 million credit facility with Global Technologies (of which approximately $1.6 million remains available as of November 1, 2000), and our other available financing sources (consisting of an equity line of credit and a preferred stock offering) will not be sufficient to meet currently anticipated cash requirements for the next 12 months. In addition, we have significant expansion plans, which will exacerbate these liquidity issues. To the extent that available and prospective sources of financing prove insufficient or unavailable, we will be required to modify our expansion plans, scale back operations and/or modify our business strategy.

     We are currently in discussions with equity and equipment financing sources, which, if transactions are consummated, together with the aforementioned available sources of financing, should provide sufficient funding for us to meet our business plan requirements. There is no assurance that we will be able to raise additional capital on terms acceptable to us or at all, and, the inability to raise such capital would have a material adverse effect on our operating results, financial condition and ability to continue as a going concern.

RESULTS OF OPERATIONS

     REVENUES

     Revenue for the quarter ended September 30, 2000 was $55,236, a decrease of $5,555,151 (or 99%) compared to revenue of $5,610,387 for the three months ended September 30, 1999. Equipment sales of $42,735 for the quarter ended September 30, 2000 is comprised of $17,900 generated from the sale of servers to educational institutions and $24,835 generated from the sale of spare equipment parts. Equipment sales for the quarter ended September 30, 1999 were comprised principally of approximately $5.4 million generated from the sale of 195 Cheetah(R) video servers in connection with the Georgia Metropolitan Regional Education Services Agency Net 2000 project. Service income of $12,501 for the quarter ended September 30, 2000 is comprised of our share of content revenue generated by our installed systems, compared to $59,827 generated from design services provided to Alstom Transport Ltd. in the quarter ended September 30, 1999. We provided these services to Alstom, but expect no further business from Alstom.

     COST OF SALES

     Cost of equipment sales and service income for the three months ended September 30, 2000 were $101,561, a decrease of $3,327,400 (or 97%) compared to cost of equipment sales of $3,428,961 for the three months ended September 30, 1999. Cost of equipment sales of $10,803 for the current quarter is comprised principally of costs associated with server sales to educational institutions. Cost of equipment sales in the three months ended September 30, 1999 was comprised principally of material costs and estimated warranty costs for the 195 video servers for the Georgia schools project. Cost of service income of $90,758 for the quarter ended September 30, 2000 is principally attributable to video content costs. We expect that these costs as a percentage of revenue will decrease over time as our installed base of systems grows. Cost of service income of $8,580 for the three months ended September 30, 1999 is comprised of miscellaneous costs associated with services provided to Alstom.

     GENERAL AND ADMINISTRATIVE COSTS

     General and administrative expenses for the quarter ended September 30, 2000 were $3,785,637, an increase of $2,390,987 (or 171%) compared to expenses of $1,394,650 for the three months ended September 30, 1999. Significant components attributable to the increase in the current quarter include the addition of our Philadelphia office and related personnel, expenses incurred by our UK subsidiary related to development of the passenger rail market, and an increase in payroll and benefit costs generated by an approximately 200% increase in personnel in the current quarter over the comparable quarter ended level. Significant components of general and administrative expenses include payroll costs and legal and professional fees.

     NON-CASH COMPENSATION EXPENSE

     Non-cash compensation expense of $197,904 for the quarter ended September 30, 2000 is related to the prior issuance of warrants and common stock for financial advisory services. Non-cash compensation expense of $85,000 for the quarter ended September 30, 1999 is the result of a former employee's severance package.

     AMORTIZATION OF INTANGIBLES

     Amortization expense for the quarter ended September 30, 2000 was $432,171, an increase of $248,030 (or 135%) compared to amortization expense of $184,141 for the three months ended September 30, 1999. The increase in intangible amortization in the current quarter is due to a revision made effective May 1, 2000 to our estimate of the remaining useful life of goodwill from ten years to five years as a result of economic events which occurred during the previous fiscal year.

     INTEREST EXPENSE

     Interest expense for the quarter ended September 30, 2000 was $755,114 compared to $135,649 for the three months ended September 30, 1999. Interest expense for the current period can be attributed principally to non-cash expenses related to warrants issued in connection with cash advances to us for working capital purposes as well as beneficial conversions attributed to the revolving credit facility with Global and the convertible note with Carnival. Interest expense for the three months ended September 30, 1999 can be attributed to long-term debt obligations.

     INTEREST INCOME

     Interest income for the quarter ended September 30, 2000 was $13,190 compared to $40,420 for the three months ended September 30, 1999. Interest income for both periods was principally generated from short-term investments of working capital.

     OTHER INCOME

     Other income for the quarter ended September 30, 2000 was $354 compared to $7,270 for the three months ended September 30, 1999. Other income in the current quarter resulted from the sale of scrapped inventory parts to employees, whereas other income in the quarter ended September 30, 1999 resulted principally from the sale of office furniture.

     LIQUIDITY AND CAPITAL RESOURCES

     We expect to use a significant amount of cash in the next 12 months. Cash will be used primarily to repay existing vendors, finance anticipated operating losses resulting from efforts to increase our customer base and develop operations, and to make capital expenditures required for sales of our systems. We are currently using our working capital to finance equipment purchases and other expenses associated with the delivery and installation of our products, and general and administrative costs. Working capital will continue to decrease as we continue to invest in equipment for orders under agreements with hotels, invest in business development, and invest in additional equipment to the extent we are successful in generating additional orders for sales of our systems, returns on which are longer term by nature.

     Our condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net loss from operations in the current quarter ended September 30, 2000, plus have incurred losses from operations in two of the last three fiscal years, and have an accumulated deficit at September 30, 2000 as a result of efforts to build our customer base and develop our operations.

     Management believes that current cash balances, the $5.0 million credit facility with Global Technologies (of which approximately $1.6 million remains available as of November 1, 2000), and our other available financing sources (consisting of an equity line of credit and a preferred stock offering) will not be sufficient to meet currently anticipated cash requirements for the next 12 months. We are currently past due on many accounts payable, and certain suppliers have imposed cash on delivery terms. In addition, we have significant expansion plans, which will exacerbate these liquidity issues. To the extent that available and prospective sources of financing prove insufficient or unavailable, we will be required to modify our expansion plans, scale back operations and/or modify our business strategy.

     We are currently in discussions with equity and equipment financing sources, which, if transactions are consummated, together with the aforementioned available sources of financing, should provide sufficient funding for us to meet our business plan requirements. There is no assurance that we will be able to raise additional capital on terms acceptable to us or at all, and, the inability to raise such capital would have a material adverse effect on our operating results, financial condition and ability to continue as a going concern.

     During the three months ended September 30, 2000, we used $2.2 million of cash for operating activities, an increase of $400,000 from the $1.8 million of cash used for the three months ended September 30, 1999. The cash utilized in operations during the quarter ended September 30, 2000 resulted primarily from the net loss, partially offset by increases in accounts payable, payments due to affiliate, and non-cash interest. The cash utilized in operations during the three months ended September 30, 1999 resulted primarily from increases in accounts receivable and inventories, offset by increases in accounts payable and deferred revenue.

     Cash flows used in investing activities were $1.5 million during the three months ended September 30, 2000, an increase of $1.8 million from the $279,000 of cash provided for the three months ended September 30, 1999. The increase in cash used resulted primarily from the purchase of equipment used for installations of our systems into hotel properties.

     During the quarter ended September 30, 2000, cash provided by financing activities was $3.2 million, an increase of $3.7 million from the $495,000 of cash used in the three months ended September 30, 1999. The increase in cash provided in the current fiscal period resulted primarily from advances from related parties, as well as the issuance of common stock and Series E Preferred Stock.

     INFLATION AND SEASONALITY

     We do not believe that we are significantly impacted by inflation or that our operations are seasonal in nature.

     RISKS ASSOCIATED WITH YEAR 2000

     Through September 30, 2000, we have experienced no significant disruptions in critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000.

     FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, among others, the following: our success in meeting our capital needs; success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; our ability to complete projects on time and within budget; levels of, and ability to collect accounts receivable; availability of trained personnel and utilization of our capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served us.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." ("SFAS 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for in earnings. Depending on the use of the derivative and the satisfaction of other requirements, special hedge accounting may apply. At June 30, 2000, management believes that we had no freestanding derivative instruments in place and had no material amount of embedded derivative instruments. We adopted SFAS 133 on July 1, 2000. Based upon our application of SFAS no. 133, its adoption had no materially adverse effect on our consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation is effective July 1, 2000 and is not expected to have a material effect on our consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     Swissair/MDL-1269, In Regards to an Air Crash Near Peggy's Cove, Nova Scotia. This multi-district litigation, which is being overseen by the United States District Court for the Eastern Division of Pennsylvania, relates to the crash of Swissair Flight No. 111 on September 2, 1998. The Swissair MD-11 aircraft involved in the crash was equipped with an entertainment network system that had been sold to Swissair by Global's predecessor company, Interactive
Flight Technologies, Inc. Estates of the victims of the crash have filed lawsuits throughout the United States against Swissair, Boeing, Dupont and various other parties, including Global and us. We have been named in some of the lawsuits filed on a successor liability theory. We and Global deny all liability for the crash, and are being defended by Global's aviation insurer.

     On September 1, 1999, SAir Group invited us to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing us of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant."

     Bryan R. Carr V. The Network Connection, Inc. and Global Technologies, Ltd., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, our former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with us. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. We and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. Our motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia.

     A suit captioned Lodgenet Entertainment Corporation V. The Network Connection, Inc. was filed April 5, 2000 in the Circuit Court for the Second
Judicial Circuit of the State of South Dakota. The action arose out of our hiring of Theodore P. Racz, a former LodgeNet Entertainment Corporation employee, as our Senior Vice President of the Hotels & Hospitality division. LodgeNet alleged tortious interference with contract and tortious interference with business relationships. LodgeNet sought to prohibit Mr. Racz from being employed by us, as well as damages, and fees and costs. This case was voluntarily dismissed without prejudice on August 30, 2000 by LodgeNet because there was no jurisdiction in South Dakota.

     A suit captioned Avnet, Inc. v. The Network Connection, Inc., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by us in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. We have not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by our customer, and (ii) we were pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000 we won a jury verdict of $1.8 million in the warranty suit. The court is expected to enter its final judgment in December 2000 which may include legal fees and costs of approximately $290,000 plus prejudgement interest. We expect payment in December, subject to the defendants not appealing the ruling.

     We are subject to other lawsuits and claims arising in the ordinary course of its business. In our opinion, as of September 30, 2000, the effect of such matters will not have a material adverse effect on our results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

(a) CONVERSION OF SERIES D PREFERRED STOCK

     On August 2, 2000, upon receipt of notice of conversion from Global, we issued 5,000,000 shares of common stock to Global upon conversion of 826,447 shares of our Series D Preferred Stock held by Global. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

(b) ISSUANCE OF SERIES E CONVERTIBLE PREFERRED STOCK

     On August 3, 2000, we issued 100 shares of our Series E 6% Convertible Preferred Stock for net proceeds of approximately $909,000 to certain third party investors. Beginning 180 days after the date of issuance, each share of this preferred stock is convertible into common stock at the lesser of $4.00 per share or a price based on 80% of the average market price of shares of our common stock for the five consecutive trading days preceding the date of conversion. Placement agent fees were approximately $90,000. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

(c) ISSUANCE OF NOTE PAYABLE AND WARRANTS

     On September 12, 2000, the Board of Directors authorized the issuance of warrants to purchase 311,560 shares of common stock, which have been divided equally between two trusts controlled by Irwin L. Gross, our Chairman and Chief Executive Officer, as compensation for various working capital advances made to us by the trusts from May 2000 through September 2000. As of September 30, 2000, advances totaled $1,300,000. On September 12, 2000, the Board of Directors also approved the conversion of $1,050,000 of these advances into promissory notes. The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of our common stock on the date of each advance, which is also the exercise price per warrant. The warrants have five-year terms. These securities were issued in transactions exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

(d) INVESTMENT BY OFFICER

     On October 16, 2000, our Executive Vice President purchased 500,000 units, consisting of 500,000 shares of our common stock and warrants exercisable for 166,667 shares of our common stock. The warrants have an exercise price of $3.50 per share and a term of four years. The purchase price for these units was $2.00 per unit resulting in aggregate consideration of $1.0 million, which was paid to us in installments in August and September 2000. The market price per share of our common stock was $2.00 on October 16, 2000. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          EXHIBIT NO.         DESCRIPTION                            REFERENCE
          -----------         -----------                            ---------
              27              Financial Data Schedule.                  *

----------
* Filed herewith.

     (b)  REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000                THE NETWORK CONNECTION, INC.


                                        By: /s/ IRWIN L. GROSS
                                            ------------------------------------
                                            Irwin L. Gross
                                            Chief Executive Officer


                                        By: /s/ MORRIS C. AARON
                                            ------------------------------------
                                            Morris C. Aaron
                                            Executive Vice President &
                                            Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT NO.                    DESCRIPTION                        REFERENCE
-----------                    -----------                        ---------
    27                     Financial Data Schedule.                  *

----------
* Filed herewith.