Form 10QSB
period 2000-12-31
NETWORK CONNECTION INC
filed 2001-02-14
CIK 932088

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2000

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
                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at February 13, 2001
          -----                                 --------------------------------
Common Stock, $.001 par value                          23,498,741 shares

                  Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

================================================================================

                          THE NETWORK CONNECTION, INC.

                                      Index



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 2000
        (unaudited) and June 30, 2000 (audited)..............................  3

        Condensed Consolidated Statements of Operations for the Three
        and Six Months Ended December 31, 2000 and 1999 (unaudited)..........  4

        Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended December 31, 2000 and 1999 (unaudited)..................  5

        Notes to Condensed Consolidated Financial Statements.................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 16

Item 2. Changes in Securities................................................ 16

Item 6. Exhibits and Reports on Form 8-K..................................... 18

SIGNATURES................................................................... 19

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                December 31,      June 30,
                                   Assets                          2000             2000
                                                               -------------    -------------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                    $      13,720    $     579,721
  Restricted cash                                                         --          475,915
  Accounts receivable                                                 99,512           55,951
  Prepaid expenses                                                   119,399          336,721
  Due from affiliate                                                      --           73,607
  Other current assets                                               750,075           74,566
                                                               -------------    -------------
     Total current assets                                            982,706        1,596,481

Note receivable from related party                                   117,612          117,612
Property and equipment, net of accumulated  depreciation
  of $1,396,716 and $1,014,188, respectively                       6,876,953        3,810,649
Intangibles, net of accumulated amortization of $1,851,875
  and $987,534, respectively                                       5,833,615        6,697,955
Other assets                                                          28,900        1,246,002
                                                               -------------    -------------

     Total assets                                              $  13,839,786    $  13,468,699
                                                               =============    =============
                Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Accounts payable                                             $   6,762,655    $   4,338,943
  Accrued liabilities                                              2,067,443        3,066,593
  Dividends payable                                                  224,659          140,000
  Due to affiliate                                                   196,626               --
  Advances from related parties                                      585,046               --
  Notes payable                                                      551,753            4,744
  Notes payable to related parties                                 1,050,000          800,000
                                                               -------------    -------------
     Total current liabilities                                    11,438,182        8,350,280

Notes payable to related parties                                   4,120,000        2,350,000
                                                               -------------    -------------
     Total liabilities                                            15,558,182       10,700,280
                                                               -------------    -------------
Stockholders' equity (deficiency) :
  Series B preferred stock par value $0.01 per share,
    1,500 shares designated, issued and outstanding                       15               15
  Series D preferred stock par value $0.01 per share,
    2,495,400 designated, 1,668,953 and 2,495,400
    issued and outstanding, respectively                              16,690           24,954
  Series E preferred stock par value $0.01 per share,
    500 shares designated, 100 shares issued and outstanding               1               --
  Common stock par value $0.001 per share, 40,000,000
    shares authorized; 21,434,415 and 14,460,212 issued
    and outstanding, respectively                                     21,434           14,460
  Additional paid-in capital                                     107,163,458      102,053,251
  Accumulated other comprehensive income:
    Loss on foreign currency translation                             (25,834)         (11,521)
  Accumulated deficit                                           (108,894,160)     (99,312,740)
                                                               -------------    -------------
     Total stockholders' equity (deficiency)                      (1,718,396)       2,768,419
                                                               -------------    -------------

     Total liabilities and stockholders' equity (deficiency)   $  13,839,786    $  13,468,699
                                                               =============    =============

     See accompanying notes to condensed consolidated financial statements.

                   THE NETWORK CONNECTION, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months                    Six Months
                                                      Ended December 31,              Ended December 31,
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
Revenue:
  Equipment sales                                $     16,451    $     46,759    $     59,186    $  5,597,319
  Service income                                       23,958              --          36,459          59,827
                                                 ------------    ------------    ------------    ------------
                                                       40,409          46,759          95,645       5,657,146
                                                 ------------    ------------    ------------    ------------
Costs and expenses:
  Cost of equipment sales                              32,829          34,534          43,632       3,454,915
  Cost of service income                               42,491           6,523         133,249          15,103
  General and administrative expenses               3,549,884       1,667,401       7,533,425       3,147,052
  Amortization of intangibles                         432,171         190,515         864,342         374,655
                                                 ------------    ------------    ------------    ------------
                                                    4,057,375       1,898,973       8,574,648       6,991,725
                                                 ------------    ------------    ------------    ------------

     Operating loss                                (4,016,966)     (1,852,214)     (8,479,003)     (1,334,579)

Other:
  Interest expense                                 (1,709,597)         (3,859)     (2,464,711)       (139,508)
  Interest income                                       4,962          36,954          18,152          77,374
  Other income (expense)                                7,224         (16,100)          7,578          (8,830)
  Gain on legal settlement                          1,336,563              --       1,336,563              --
                                                 ------------    ------------    ------------    ------------

     Net loss                                      (4,377,814)     (1,835,219)     (9,581,421)     (1,405,543)

Cumulative dividend on preferred stock                (45,124)        (14,000)        (84,659)        (60,000)

Beneficial Conversion on preferred stock                   --              --        (173,469)             --

Net loss available to common stockholders        $ (4,422,938)   $ (1,849,219)   $ (9,839,549)   $ (1,465,543)
                                                 ============    ============    ============    ============

Basic net loss per common share                  $      (0.21)   $      (0.27)   $      (0.51)   $      (0.22)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding      20,867,340       6,893,790      19,354,373       6,591,491
                                                 ============    ============    ============    ============

Diluted net loss per common share                $      (0.21)   $      (0.27)   $      (0.51)   $      (0.22)
                                                 ============    ============    ============    ============

Weighted average number of common and dilutive
  shares outstanding                               20,867,340       6,893,790      19,354,373       6,591,491
                                                 ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                          THE NETWORK CONNECTION, INC.
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                      Six               Six
                                                                  Months Ended       Months Ended
                                                                  December 31,       December 31,
                                                                      2000              1999
                                                                  -----------        -----------
Cash flows from operating activities:
 Net loss                                                         $(9,581,421)       $(1,405,543)
 Adjustments to reconcile net loss to net cash:
  Depreciation and amortization                                     1,245,240            640,017
  Gain on legal settlement                                         (1,336,563)                --
  Non cash interest                                                 2,197,373                 --
  Loss on sale of assets held for sale                                     --             37,893
  Non cash compensation expense                                       267,868            306,884
  Changes in net assets and liabilities:
   Increase in accounts receivable                                    (43,561)          (955,934)
   Due to (from) affiliate                                              7,693            289,017
   Increase in inventories                                                 --         (2,351,153)
   (Increase) decrease in prepaid expenses                             74,962            (45,049)
   Decrease in other current assets                                    24,099             73,249
   Increase in other assets                                           (10,000)           (43,750)
   Increase (decrease) in accounts payable                          3,172,720           (286,724)
   Increase (decrease) in accrued liabilities                         806,194           (134,344)
   Increase in deferred revenue                                            --          1,742,300
                                                                  -----------        -----------
     Net cash used in operating activities                        $(3,175,396)       $(2,133,137)
                                                                  -----------        -----------
Cash flows from investing activities:
 Purchases of investment securities                                        --               (542)
 Sale of investment securities                                             --            303,131
 Purchases of property and equipment                               (3,449,109)          (127,204)
 Proceeds from sale of assets held for sale                                --            762,107
 (Increase) decrease in restricted cash                               475,915            (16,140)
 Payments received on notes receivable                                     --             17,000
                                                                  -----------        -----------
     Net cash provided by (used in) investing activities          $(2,973,194)       $   938,352
                                                                  -----------        -----------
Cash flows from financing activities:
 Payments on notes payable                                             (2,991)          (738,260)
 Borrowings under revolving credit facility                         1,770,000                 --
 Advances from related parties                                        835,046                 --
 Investment by officer                                              1,000,000                 --
 Issuance of common stock                                           1,084,076                 --
 Issuance of Series E Preferred Stock                                 908,750                 --
 Employee stock option exercises                                           --             41,750
                                                                  -----------        -----------
     Net cash provided by (used in) financing activities          $ 5,594,881        $  (696,510)
                                                                  -----------        -----------

Effect of exchange rate on cash and cash equivalents                  (12,292)                --

Net decrease in cash and cash equivalents                            (566,001)        (1,891,295)

Cash and cash equivalents at beginning of period                      579,721          2,751,506

                                                                  -----------        -----------
Cash and cash equivalents at end of period                        $    13,720        $   860,211
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

     The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the amounts in the June 30, 2000 consolidated financial statements to conform with the December 31, 2000 presentation.

     As of December 31, 2000, the Company is a 74.3% owned subsidiary of Global Technologies, Ltd. ("Global"), whose ownership is represented by 1,500 shares of the Company's Series B 8% Convertible Preferred Stock, 1,668,953 shares of the Company's Series D Convertible Preferred Stock and 13,768,822 shares of the Company's Common Stock.

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

(3) FINANCIAL CONDITION AND LIQUIDITY

     The condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss from operations in the three and six months ended December 31, 2000, plus has incurred losses from operations in two of the last three fiscal years, and has an accumulated deficit at December 31, 2000 as a result of efforts to build its customer base and develop its operations. In addition, the Company is currently past due on many accounts payable, and has been negotiating repayment plans with its suppliers.

     Management believes that current cash balances, the $5.0 million credit facility with Global (of which approximately $1.0 million remains available as of February 12, 2001), and its other available financing sources (consisting of an equity line of credit and an offering of equity units) will not be sufficient to meet currently anticipated cash requirements for the next 12 months. In addition, the Company has significant expansion plans, which will exacerbate these liquidity issues. To the extent that available and prospective sources of financing prove insufficient or unavailable, the Company will be required to modify its expansion plans, scale back operations and/or modify its business strategy.

     The Company is currently in discussions with equity and equipment financing sources, which, if transactions are consummated, together with the aforementioned available sources of financing, should provide sufficient funding for the Company to meet its business plan requirements. There is no assurance that the Company will be able to raise additional capital on terms acceptable to us or at all, and, the inability to raise such capital would have a material adverse effect on its operating results and financial condition, and create substantial doubt about its ability to continue as a going concern.

     The Company is currently in discussions with several potential customers and strategic partners, which, if transactions are consummated, would provide significant revenue and/or cost reductions from these relationships, and would contribute positively to the funding required for the Company to meet its business plan requirements. There is no assurance that the Company will be able to consummate these transactions on terms acceptable to the Company or at all, and, the inability to attract such customers and strategic partners would have a material adverse effect on its operating results and financial condition, and create substantial doubt about its ability to continue as a going concern.

(4) IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually evaluates the potential impairment of long-lived assets, including intangible assets, primarily goodwill, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss will be recognized to reduce the carrying value of the asset to its estimated fair value.

     The Company recorded goodwill in connection with its acquisition of the business of The Network Connection in May 1999. In addition, the Company has capitalized the interactive entertainment system equipment which it installs in hotel properties. The Company has evaluated its current backlog of orders and prospective new contracts for its systems in each of its markets, including hotels, long-haul passenger trains and educational institutions, and has developed cash flow projections based thereon. Based upon the expected future cash flows, the Company has not recorded an impairment loss to adjust the carrying value of the goodwill nor the installed equipment.

(5) STOCKHOLDERS' EQUITY

CONVERSION OF SERIES D PREFERRED STOCK

     On August 2, 2000, upon receipt of notice of conversion from Global, the Company issued 5,000,000 shares of its Common Stock to Global upon conversion of 826,447 shares of the Company's Series D Preferred Stock held by Global. As of December 31, 2000, Global's ownership in the Company was 74.3% on an if-converted common stock basis.

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

INVESTMENT BY OFFICER

     On October 16, 2000, the Company's Executive Vice President purchased 500,000 units, consisting of 500,000 shares of the Company's common stock and warrants exercisable for 166,667 shares of the Company's common stock. The warrants have an exercise price of $3.50 per share and a term of four years. The purchase price for these units was $2.00 per unit resulting in aggregate consideration of $1.0 million, which was paid to the Company in installments in August and September 2000. The market price per share of the Company's Common Stock on October 16, 2000 was $2.00.

INVESTMENT BY FOREIGN INVESTORS

     On September 28 and 29, 2000, a group of European investors invested an aggregate of $474,046 in the Company in return for 280,071 shares of its common stock. The shares were issued at an average price of $1.69.

(6) ISSUANCE OF NOTES PAYABLE AND WARRANTS

     On September 12, 2000, the Board of Directors authorized the issuance of common stock purchase warrants to purchase 311,560 shares of the Company's Common Stock which have been divided equally between two trusts controlled by Irwin L. Gross, the Chairman and Chief Executive Officer of the Company, as compensation for various working capital advances totaling $1,050,000 made by the trusts to the Company from May 2000 through September 2000. The number of warrants issued for each advance was based upon the amount advanced divided by the closing market price of the Company's common stock on the date of each advance. The warrants have an exercise price based upon the closing market price of the Company's Common Stock on the date of the advance and a term of five years from such date. For the fiscal year ended June 30, 2000 the Company recorded deferred financing costs of $1,047,000 related to the estimated fair value of the warrants, of which $466,000 and $910,000 have been amortized as non-cash charges to interest expense for the three months and six months ended December 31, 2000, respectively.

     On September 12, 2000, the Company's Board of Directors also approved the conversion of $1,050,000 of these advances into promissory notes from the Company. The notes matured on December 31, 2000 and had an annual interest rate of 9%.

     On January 2, 2001, the notes and additional advances totaling $250,000 made by these trusts and two trusts established for the benefit of Mr. Gross's children were converted into 260 shares of Series F 8% Convertible Preferred
Stock with an aggregate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of the Company's common stock at a fixed conversion price of $.75 per common share.

(7) ADVANCES FROM RELATED PARTY

     On September 28, 2000, two trusts controlled by Irwin L. Gross, the Chairman and Chief Executive Officer of the Company, and two trusts established for the benefit of his children, advanced, in the aggregate, an additional $250,000 in total to the Company. These advances were not rolled into promissory notes, but accrue interest at an annual rate of 9%, the same rate as the notes issued on September 12, 2000. On January 2, 2001, these advances, together with the notes, were converted into 260 shares of Series F 8% Convertible Preferred Stock with a stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of the Company's common stock at a fixed conversion price of $.75 per common share.

     During the months of August 2000 through December 2000, the Company's Executive Vice President advanced a total of $335,046 to the Company for working capital purposes. Two of these advances totaling $220,000 were evidenced by a note dated November 22, 2000 and allonge dated December 5, 2000, that matured on December 31, 2000. On January 2, 2001, this note and allonge were canceled, and the principal amount thereof and the remainder of these advances were rolled into a promissory note in the aggregate principal amount of $335,046 that bears interest at 9% per annum and matures six months from the date of issuance.

(8) SEGMENT INFORMATION

     For the three and six months ended December 31, 2000 and 1999, respectively, the Company operated principally in one industry segment; development, manufacturing and marketing of computer-based entertainment and data networks.

     For the six months ended December 31, 2000 and 1999, respectively, nine customers accounted for approximately 100% and a separate customer accounted for approximately 96% of the Company's sales.

(9) COMMITMENTS AND CONTINGENCIES

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

     On September 1, 1999, SAir Group invited the Company to participate in a conciliation hearing before the Justice of the Peace in Kloten, Switzerland, which is the customary manner in which civil litigation is initiated in Switzerland. The document informing the Company of the proceeding states that the request has been filed in connection with the crash of Swissair Flight 111 primarily in order to avoid the expiration of any applicable statutes of limitations and to reserve the right to pursue further claims. The document states that the relief sought is "possibly the equivalent of CHF 342,000,000 - in a currency to be designated by the court; each plus 5% interest with effect from September 3, 1998; legal costs and a participation to the legal fees (of the plaintiff) to be paid by the defendant." CHF 342,000,000 currently equates to approximately $207,000,000.

     Bryan R. Carr v. The Network Connection, Inc. and Global Technologies, Ltd., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, TNCi's former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with TNCi. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. TNCi and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. The Company's motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia. The arbitration is currently in the discovery phase.

     A suit captioned Avnet, Inc. v. The Network Connection, Inc., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory purchased by TNCi in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. TNCi has not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by TNCi's customer, and (ii) TNCi was pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000 TNCi won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000, as amended by letter agreement dated December 22, 2000, the Company settled this suit for $700,000 in cash, the cancellation of approximately $899,000 of outstanding accounts payable due to Avnet and mutual releases of all existing claims. The Company recorded a gain in other income of $1,363,563 reflecting the settlement, net of legal fees owed to Global. The Company received the cash payment on January 2, 2001.

     The Company is subject to other lawsuits and claims arising in the ordinary course of its business. In the Company's opinion, as of December 31, 2000, the effect of such matters will not have a material adverse effect on the Company's results of operations and financial position.

(10) SUBSEQUENT EVENTS

(a) EQUITY FINANCING

     On January 26 and 31, 2001, a group of European investors invested an aggregate of $389,675 in equity units, each of which consisted of two shares of the Company's common stock and a three-year warrant to purchase a share of its common stock. The Company issued a total of 272,631 shares of its common stock pursuant to this offering, and issued warrants to purchase an aggregate of 136,315 shares of its common stock at an exercise price of $2.50 per share. The shares were issued at an average price of $1.43.

     From January 24, 2001 through January 31, 2001, the Company received net proceeds of approximately $628,750 through the sale of 600,000 shares of its common stock under an equity line of credit established in June 2000 with Fusion Capital Fund II, LLC. The shares were issued at an average price of $1.05. There are approximately 1.0 million shares available to be sold as of February 12, 2001. The Company will continue to sell shares under the equity line.

(b) SERIES F 8% CONVERTIBLE PREFERRED STOCK

     On January 2, 2001, notes totaling $1,050,000 and additional advances totaling $250,000 made by two trusts controlled by Irwin L. Gross and two trusts established for the benefit of Mr. Gross's children were converted into 260 shares of Series F 8% Convertible Preferred Stock with an aggregate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of the Company's common stock at a fixed conversion price of $.75 per common share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As of December 31, 2000, we were a 74.3% owned subsidiary of Global Technologies, whose ownership was represented by 1,500 shares of our Series B 8% Convertible Preferred Stock, 1,688,953 shares of our Series D Preferred Stock and 13,678,822 shares of our common stock.

     Our condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net loss from operations in the six month period ended December 31, 2000, plus have incurred losses from operations in two of the last three fiscal years, and have an accumulated deficit at December 31, 2000 as a result of efforts to build our customer base and develop our operations.

     Management believes that current cash balances, the $5.0 million credit facility with Global Technologies (of which approximately $1.0 million remains available as of February 12, 2001), and our other available financing sources (consisting of an equity line of credit and an offering of equity units) will not be sufficient to meet currently anticipated cash requirements for the next 12 months. In addition, we have significant expansion plans, which will exacerbate these liquidity issues. To the extent that available and prospective sources of financing prove insufficient or unavailable, we will be required to modify our expansion plans, scale back operations and/or modify our business strategy.

     We are currently in discussions with equity and equipment financing sources, which, if transactions are consummated, together with the aforementioned available sources of financing, should provide sufficient funding for us to meet our business plan requirements. There is no assurance that we will be able to raise additional capital on terms acceptable to us or at all, and, the inability to raise such capital would have a material adverse effect on our operating results and financial condition, and create substantial doubt about our ability to continue as a going concern.

     We are currently in discussions with several potential customers and strategic partners, which, if transactions are consummated, would provide significant revenue and/or cost reductions from these relationships, and would contribute positively to the funding required for us to meet our business plan requirements. There is no assurance that we will be able to consummate these transactions on terms acceptable to us or at all, and, the inability to attract such customers and strategic partners would have a material adverse effect on our operating results and financial condition, and create substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

     REVENUES

     Revenue for the three months ended December 31, 2000 was $40,409, a decrease of $6,350 (or 14%) compared to revenue of $46,759 for the three months ended December 31, 1999. Revenue for the six months ended December 31, 2000 was $95,645, a decrease of $5,561,501 (or 98%) compared to revenue of $5,657,146 for the corresponding period of the previous fiscal year. Equipment sales of $59,186 generated during the six months ended December 31, 2000 were principally generated from the sale of servers to educational institutions. Service income of $36,459 for the six months ended December 31, 2000 is comprised of our share of content revenue generated by our installed systems. Equipment sales of $5,597,319 for the six months ended December 31, 1999 were principally generated from the sale of 195 of the Company's Cheetah(TM) video servers in connection with the Georgia Metropolitan Regional Education Services Agency ("MRESA") Net 2000 project. Service income of $59,827 for the six months ended December 31, 1999 was generated from system design services provided to ALSTOM Transport LTD ("Alstom").

     COST OF SALES

     Cost of equipment sales and service income for the three months ended December 31, 2000 were $75,320, an increase of $34,263 (or 84%) compared to cost of equipment sales of $41,057 for the three months ended December 31, 1999. Cost of equipment sales and service income for the six months ended December 31, 2000 were $176,881, a decrease of $3,293,137 or (95%) compared to cost of equipment sales and service income of $3,470,018 for the corresponding period of the previous fiscal year. Cost of equipment sales of $43,632 for the six months ended December 31, 2000 was comprised principally of costs associated with server sales to educational institutions. Cost of equipment sales of $3,454,915 for the corresponding period ended December 31, 1999 was comprised principally of material costs and estimated warranty costs for the 195 video servers for the Georgia MRESA project. Cost of service income of $133,249 for the six months ended December 31, 2000 is principally attributable to video content costs. We expect that these costs as a percentage of revenue will decrease over time as our installed base of systems grows. Cost of service income of $15,103 for the corresponding period ended December 31, 1999 is attributable to costs associated with the Alstom project.

     GENERAL AND ADMINISTRATIVE COSTS

     General and administrative expenses for the three months ended December 31, 2000 were $3,549,884, an increase of $1,882,483 (or 113%) compared to expenses of $1,667,401 for the three months ended December 31, 1999. General and administrative expenses for the six months ended December 31, 2000 were $7,533,425, an increase of $4,386,373 (or 139%) compared to expenses of $3,147,052 for the corresponding period of the previous fiscal year. Significant components of general and administrative expenses include payroll costs, facilities costs and professional fees. Significant components attributable to the increase in the current six month period include the addition of our Philadelphia office and related costs of approximately $205,000, expenses incurred by our UK subsidiary related to development of the passenger rail market of approximately $555,000, and an increase in payroll and benefit costs generated by a significant increase in personnel in the current six month period of approximately $2,200,000.

     AMORTIZATION OF INTANGIBLES

     Amortization expense for the three months ended December 31, 2000 was $432,171, an increase of $241,656 (or 127%) compared to amortization expense of $190,515 for the three months ended December 31, 1999. Amortization expense for the six months ended December 31, 2000 was $864,342, an increase of $489,687 (or 131%) compared to amortization expense of $374,655 for the six months ended December 31, 1999. The increase in intangible amortization in the current six month period is due to a revision made effective May 1, 2000 to our estimate of the remaining useful life of goodwill from ten years to five years as a result of economic events which occurred during the year ended June 30, 2000.

     INTEREST EXPENSE

     Interest expense was $1,709,597 and $2,464,711 for the three and six months ended December 31, 2000 compared to $3,859 and $139,508 for the three and six months ended December 31, 1999, respectively. Interest expense for the current six month period can be attributed principally to non-cash expenses related to warrants issued in connection with cash advances to us for working capital purposes as well as beneficial conversions attributed to the revolving credit facility with Global and the convertible note with Carnival. Interest expense for the six month period ended December 31, 1999 can be attributed to long-term debt obligations.

     INTEREST INCOME

     Interest income was $4,962 and $18,152 for the three and six months ended December 31, 2000, compared to $36,954 and $77,374 for the three and six months ended December 31, 1999, respectively. Interest income for these periods was principally generated from short-term investments of working capital. The decrease in income is due to the lower average cash balance during fiscal 2000 compared to fiscal 1999.

     OTHER INCOME

     Other income of $7,224 and $7,578 for the three and six months ended December 31, 2000, respectively, can be principally attributed to the sale of scrapped inventory parts.

     OTHER EXPENSE

     Other expense of $16,100 and $8,830 for the three and six months ended December 31, 1999, respectively, represent a loss on the buyout of a capital lease for furniture as well as losses incurred on the sale of two buildings located in Alpharetta, Georgia.

     GAIN ON LEGAL SETTLEMENT

     A gain of $1,336,563 was recorded as other income during the three and six months ended December 31, 2000 as a result of the Avnet litigation settlement agreement that was executed in December 2000.

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

     Our condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net loss from operations in the current six month period ended December 31, 2000, plus have incurred losses from operations in two of the last three fiscal years, and have an accumulated deficit at December 31, 2000 as a result of efforts to build our customer base and develop our operations.

     Management believes that current cash balances, the $5.0 million credit facility with Global Technologies (of which approximately $1.0 million remains available as of February 12, 2001), and our other available financing sources (consisting of an equity line of credit and an offering of equity units) will not be sufficient to meet currently anticipated cash requirements for the next 12 months. We are currently past due on many accounts payable, and we are negotiating repayment plans with our suppliers. Certain suppliers have imposed cash on delivery terms. In addition, we have significant expansion plans, which will exacerbate these liquidity issues. To the extent that available and prospective sources of financing prove insufficient or unavailable, we will be required to modify our expansion plans, scale back operations and/or modify our business strategy.

     We are currently in discussions with equity and equipment financing sources, which, if transactions are consummated, together with the aforementioned available sources of financing, should provide sufficient funding for us to meet our business plan requirements. There is no assurance that we will be able to raise additional capital on terms acceptable to us or at all, and, the inability to raise such capital would have a material adverse effect on our operating results and financial condition, and create substantial doubt about our ability to continue as a going concern.

     We are currently in discussions with several potential customers and strategic partners, which, if transactions are consummated, would provide significant revenue and/or cost reductions from these relationships, and would contribute positively to the funding required for us to meet our business plan requirements. There is no assurance that we will be able to consummate these transactions on terms acceptable to us or at all, and, the inability to attract such customers and strategic partners would have a material adverse effect on our operating results and financial condition, and create substantial doubt about our ability to continue as a going concern.

     During the six months ended December 31, 2000, we used $3.2 million of cash for operating activities, an increase of $1.1 million from the $2.1 million of cash used for the six months ended December 31, 1999. The cash utilized in operations during the six months ended December 31, 2000 was used primarily for operating expenses, excluding non-cash items and depreciation and amortization, partially offset by increases in accounts payable. The cash utilized in operations during the six months ended December 31, 1999 was used primarily for operating expenses as well as increases in accounts receivable and inventories, offset partially by increases in deferred revenue.

     Cash flows used in investing activities were $3.0 million during the six months ended December 31, 2000, an increase of $3.9 million from the $938,000 of cash provided for the six months ended December 31, 1999. The increase in cash used resulted primarily from the purchase of equipment used for installations of our systems into hotel properties.

     During the six months ended December 31, 2000, cash provided by financing activities was $5.6 million, an increase of $6.3 million from the $697,000 of cash used in the six months ended December 31, 1999. The increase in cash provided in the current fiscal period resulted primarily from borrowings under the revolving credit facility with GTL, advances from related parties, as well as the issuance of common stock and Series E Preferred Stock.

     On January 2, 2001, we received a cash payment of $548,000 related to the Avnet settlement cash payment of $700,000 net of legal fees.

     On January 2, 2001, notes totaling $1,050,000 and additional advances totaling $250,000 made by two trusts controlled by Irwin L. Gross and two trusts established for the benefit of Mr. Gross's children were converted into 260 shares of Series F 8% Convertible Preferred Stock with an aggregate stated value of $1,300,000. The preferred stock is convertible into 1,733,333 shares of our common stock at a fixed conversion price of $.75 per common share.

     On January 26 and 31, 2001, a group of European investors invested an aggregate of $389,675 in equity units, each of which consisted of two shares of our common stock and a three-year warrant to purchase a share of our common stock. We issued a total of 272,631 shares of our common stock pursuant to this offering, and issued warrants to purchase an aggregate of 136,315 shares of our common stock at an exercise price of $2.50 per share. The shares were issued at an average price of $1.43.

     From January 24, 2001 through January 31, 2001, we received net proceeds of approximately $628,750 through the sale of 600,000 shares of our common stock under an equity line of credit established in June 2000 with Fusion Capital Fund II, LLC. The shares were issued at an average price of $1.05. There are approximately 1.0 million shares available to be sold as of February 12, 2001. We will continue to sell shares under the equity line.

INFLATION AND SEASONALITY

     We do not believe that we are significantly impacted by inflation or that our operations are seasonal in nature.

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, our actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond our control, include, among others, the following: our success in meeting our capital needs; success in obtaining new contracts for the sale, installation and maintenance of our systems; our abilty to consummate certain strategic alliances; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; our ability to complete projects on time and within budget; levels of, and ability to collect accounts receivable; availability of trained personnel and utilization of our capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in other regions served by us.

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

PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     Bryan R. Carr v. The Network Connection, Inc. and Global Technologies, Ltd., Superior Court of Georgia, Civil Action No. 99-CV-1307. Bryan R. Carr, our former Chief Operating and Financial Officer and a former Director, filed a claim on November 24, 1999 alleging a breach of his employment agreement with us. Mr. Carr claims that he is entitled to the present value of his base salary through October 31, 2001, a share of any "bonus pool," the value of his stock options and accrued vacation time. We and Global filed a motion to compel arbitration of the claims pursuant to an arbitration provision in the employment agreement and to stay the State Court action pending the arbitration proceeding. Our motion was granted on August 9, 2000. On November 7, 2000, Mr. Carr filed his claim for arbitration in Georgia. The arbitration is currently in the discovery phase.

     A suit captioned Avnet, Inc. v. The Network Connection, Inc., was filed May 17, 2000 in Maricopa County Superior Court, CV2000-009416. The suit relates to invoices for inventory we purchased in late 1998 and early 1999. Avnet, Inc. seeks payment of the invoices, interest and legal fees. We have not paid for the inventory purchased primarily for the following reasons: (i) the inventory purchased did not meet specifications and thus was not accepted by our customer, and (ii) we were pursuing a separate warranty claim against Avnet regarding certain other inventory purchased from Avnet. On October 11, 2000 we won a jury verdict of $1.8 million in the warranty suit. On December 21, 2000, as amended by letter agreement dated December 22, 2000, we settled this suit for $700,000 in cash, the cancellation of approximately $899,000 of outstanding accounts payable due to Avnet and mutual releases of all existing claims. We recorded a gain in other income of $1,363,563 reflecting the settlement, net of legal fees owed to Global. We received the cash payment on January 2, 2001.

     We are subject to other lawsuits and claims arising in the ordinary course of its business. In our opinion, as of December 31, 2000, the effect of such matters will not have a material adverse effect on our results of operations and financial position.

ITEM 2 -- CHANGES IN SECURITIES

UNREGISTERED ISSUANCES

(a) INVESTMENT BY OFFICER

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

     During the months of August 2000 through December 2000, our Executive Vice President advanced a total of $335,046 to us for working capital purposes. Two of these advances totaling $220,000 were evidenced by a note dated November 22, 2000 and allonge dated December 5, 2000, that matured on December 31, 2000. On January 2, 2001, this note and allonge were canceled, and the principal amount thereof and the remainder of these advances were rolled into a promissory note in the aggregate principal amount of $335,046 that bears interest at 9% per annum and matures six months from the date of issuance. This note was issued in a transaction exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) thereof.

(b) ISSUANCE OF SERIES F 8% CONVERTIBLE PREFERRED STOCK

     Entities controlled by Irwin L. Gross, our Chairman and Chief Executive Officer, and certain trusts for the benefit of his children, advanced $400,000, $200,000, $200,000, $250,000, $30,000 and $220,000 to us on each of May 15,
2000,  May 24,  2000,  June 6,  2000,  July 19,  2000,  September  27,  2000 and
September 28, 2000, respectively. Most ($1,050,000) of these advances have been recorded as loans and evidenced by notes therefore. On January 2, 2001, the notes were canceled, and the total amount of the advances ($1,300,000) was recorded as an equity investment consisting of the purchase of 260 shares of our Series F 8% Convertible Preferred Stock, each share has a stated value and liquidation preference of $5,000, carries a cumulative dividend of 8% payable in cash or in-kind (at our option) and is convertible into shares of our common stock at a conversion rate of 0.75. The Certificate of Designation creating this series of preferred stock includes certain other terms and conditions customary for this type of investment. Theses shares of preferred stock were issued in a transaction exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) thereof.

(c) ISSUANCE OF EQUITY UNITS

     On September 28 and 29, 2000, a group of European investors invested an aggregate of $474,046 in us in return for 280,071 shares of our common stock. The shares were issued at an average price of $1.69. These securities were issued in a transaction exempt from the registration provisions of the Securities Act, pursuant to Regulation S and/or Section 4(2) thereof.

     On January 26 and 31, 2001, a group of European investors invested an aggregate of $389,675 in equity units, each of which consisted of two shares of our common stock and a three-year warrant to purchase a share of common stock. We issued a total of 272,631 shares of common stock pursuant to this offering, and issued warrants to purchase an aggregate of 136,315 shares of common stock at an exercise price of $2.50 per share. The shares were issued at an average price of $1.43. These equity units were issued in a transaction exempt from the registration provisions of the Securities Act, pursuant to Regulation S and/or
Section 4(2) thereof.

(d) ISSUANCES TO PARENT COMPANY

     In connection with termination and settlement agreements entered into on July 31, 2000 relating to the termination of certain consulting agreements, Global issued an aggregate, in August and September 2000, of 279,028 shares of its Class A Common Stock to two stockholders who were also former directors/officers of Global. Pursuant to Global's acquisition of us, liability for the consulting agreements so terminated was assumed by us. We therefore reimbursed Global for the issuance of shares on our behalf to erase the liabilities associated with the consulting agreements by issuing Global 411,146 shares of our common stock on October 6, 2000. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On May 9, 2000, pursuant to the indemnification provisions of the asset purchase and sale agreement pursuant to which Global acquired us, Global notified us of several violations of representation and warranties contained in the agreement, including certain undisclosed liabilities. Accordingly, previously recognized fixed assets and unrecorded liabilities were recorded with an adjustment to goodwill of $490,702. Pursuant to the agreement, these violations require additional shares be issued to Global as compensation. On October 6, 2000 we issued 270,081 shares of common stock to Global in consideration of the indemnification provisions. These securities were issued in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          NONE

     (b)  Reports on Form 8-K

          We did not file any reports on Form 8-K during the quarter ended December 31, 2000. On February 12, 2001, we filed a report on Form 8-K regarding the termination of KPMG LLP as our independent accountants, and the engagement of BDO Seidman, LLP as successors.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2001                THE NETWORK CONNECTION, INC.


                                        By: /s/ Irwin L. Gross
                                            ------------------------------------
                                            Irwin L. Gross
                                            Chief Executive Officer


                                        By: /s/ Patrick J. Fodale
                                            ------------------------------------
                                            Patrick J. Fodale
                                            Acting Chief Financial Officer